Form 10QSB
period 2005-06-30
FREEDOM FINANCIAL GROUP INC
filed 2005-08-15
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________
Commission file number __________________________________

FREEDOM FINANCIAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	43-1647559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3058 East Elm Street, Springfield, Missouri 65802

(Address of principal executive offices)

(417) 886-6600

(Issuer's Telephone Number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2005, 9,965,759 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying condensed consolidated balance sheet of Freedom Financial Group, Inc. as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Springfield, Missouri
July 31, 2005

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

Assets	Unaudited
	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$4,456,664	$8,779,211
Finance receivables, net	7,579,817	4,090,708
Notes receivable, net	61,555	77,398
Property and equipment, net	277,342	294,305
Other assets	207,882	69,303

Total assets	$12,583,260	$13,310,925

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$37,960	$218,954
Accrued expenses	31,226	18,091
Dealer holdbacks	107,090	90,578
Accrued compensation costs	24,882	62,507
Dealer reserves	38,199	44,119
Reorganization costs payable	—	5,000

	239,357	439,249
Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 19,000,000 shares authorized; 9,965,759 shares issued and outstanding	997	997
Retained earnings (deficit)	(2,195,240)	(1,731,382)
Accumulated other comprehensive income	739,329	803,244

Total stockholders’ equity	12,343,903	12,871,676

Total liabilities and stockholders’ equity	$12,583,260	$13,310,925

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues
Interest income	$538,964	$231,911	$990,940	$432,515
Recovery of charged-off finance receivables	49,984	55,150	78,030	97,428
Other income	21,852	23,682	50,903	45,507

Total revenues	610,800	310,743	1,119,873	575,450

Provision for Credit Losses	122,671	49,234	198,288	88,541

Net Revenues After Provision for Credit Losses	488,129	261,509	921,585	486,909

Operating Expenses	663,645	488,347	1,386,596	947,920

Operating Loss	(175,516)	(226,838)	(465,011)	(461,011)

Nonoperating Income
Gain on disposal of fixed assets	—	—	1,153	—

Loss Before Income Taxes	(175,516)	(226,838)	(463,858)	(461,011)

Provision for Income Taxes	—	—	—	—

Net Loss	$(175,516)	$(226,838)	$(463,858)	$(461,011)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable				Accumulated
	Convertible				Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income	Total

Balance, December 31, 2004	$13,798,817	9,965,759	$997	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	(463,858)	—	(463,858)

Foreign currency translation adjustment	—	—	—	—	(63,915)	(63,915)

Comprehensive loss	—	—	—	—	—	(527,773)

Balance, June 30, 2005	$13,798,817	9,965,759	$997	$(2,195,240)	$739,329	$12,343,903
Balance, December 31, 2003	13,798,817	9,967,485	997	(1,747,658)	550,436	12,602,592

Net loss	—	—	—	(461,011)	—	(461,011)

Foreign currency translation adjustment	—	—	—	—	(107,611)	(107,611)

Comprehensive loss	—	—	—	—	—	(568,622)

Cancellation of stock issued in error	—	(1,726)	—	—	—	—

Balance, June 30, 2004	$13,798,817	9,965,759	$997	$(2,208,669)	$442,825	$12,033,970

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2005	2004
Operating Activities
Net loss	$(463,858)	$(461,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,820	27,947
Provision for credit losses	198,288	88,541
Deferred discount income	(330,295)	(177,954)
Recovery of charged-off finance receivables	74,069	79,237
Gain on disposal of property and equipment	(1,153)	—
Changes in
Other assets	(68,903)	(26,167)
Accounts payable and accrued expenses	(205,246)	29,558
Reorganization costs payable	(5,000)	10,000
Net cash used in operating activities	(772,278)	(429,849)

Investing Activities
Purchase of finance receivables	(5,952,266)	(1,880,359)
Principal collected on finance receivables	2,514,530	1,441,601
Payments of dealer reserves	(11,209)	(8,054)
Payments of dealer holdbacks	(80,655)	(65,200)
Principal collected on notes receivable	15,843	14,641
Purchase of property and equipment	(18,184)	(12,260)
Proceeds from sale of property and equipment	2,000	—
Net cash used in investing activities	(3,529,941)	(509,631)

Financing Activities	—	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,328)	(37,923)

Net Decrease in Cash and Cash Equivalents	(4,322,547)	(977,403)

Cash and Cash Equivalents, Beginning of Period	8,779,211	4,280,766

Cash and Cash Equivalents, End of Period	$4,456,664	$3,303,363

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1:	General

The accompanying unaudited condensed consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-SB/A filed with the Security and Exchange Commission on July 22, 2005.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2:	Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), successor by merger to Stevens Financial Group, Inc. (SFG) and SFG’s wholly owned subsidiaries, SFC Funding Corporation (SFC) and SFC Automobile Receivables Trust 2000A (SFC Trust) and FFG’s wholly owned Canadian subsidiary, T.C.G. - The Credit Group Inc. (TCG), formerly Sinclair Credit Group Co., all of which collectively comprise a single reporting segment, the “Company.” All significant intercompany transactions have been eliminated in consolidation.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization.

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at June 30, 2005:

Automobiles	$6,081,772
Equipment leases	919,435
Bulk food	825,082
Home appliances	291,118
Other	418,728
Total finance receivables	8,536,135

Less
Unearned discount	638,384
Allowance for credit losses	317,934
956,318
Net finance receivables	$7,579,817

Approximately 37% of the above finance receivables are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at June 30, 2005, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2005	$2,908,277
2006	3,896,332
2007	2,445,743
2008	1,287,263
2009	203,764
Total	$10,741,379

Activity in the allowance for credit losses related to finance receivables for the three months ended June 30, 2005 and 2004, respectively, was as follows:

	2005	2004

Balance, beginning of period	$319,049	$215,837
Provision charged to expense	122,671	49,234
Losses charged off	(229,568)	(28,824)
Recoveries of previously charged off amounts	107,594	48,949
Effect of foreign currency translation	(1,812)	(2,964)
Balance, end of period	$317,934	$282,232

Activity in the allowance for credit losses related to finance receivables for the six months ended June 30, 2005 and 2004, respectively, was as follows:

	2005	2004

Balance, beginning of period	$296,233	$196,698
Provision charged to expense	198,288	88,541
Losses charged off	(319,452)	(77,452)
Recoveries of previously charged off amounts	145,228	79,954
Effect of foreign currency translation	(2,363)	(5,509)
Balance, end of period	$317,934	$282,232

The Company’s nonearning finance receivables totaled $58,348 at June 30, 2005. The Company provided an allowance for credit losses related to these receivables of $52,513.

Note 4:	Commitments

The Company had outstanding commitments to purchase finance receivables totaling $2,588,006 as of June 30, 2005. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically the Company funds approximately 25% of its outstanding commitments.

Note 5:	Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock would be antidilutive for the three months and six months ended June 30, 2005 and 2004, respectively, basic and diluted loss per share amounts for the periods are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock.

Loss per share for the three months ended June 30, 2005, was computed as follows:
		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(175,516)	9,965,759

Basic and diluted loss per share			$(0.02)

Loss per share for the six months ended June 30, 2005, was computed as follows:
		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(463,858)	9,965,759

Basic and diluted loss per share			$(0.05)

Loss per share for the three months ended June 30, 2004, was computed as follows:
		Weighted
		Average	Per Share
	Loss	Shares	Amount
Net loss	$(226,837)	9,965,759

Basic and diluted loss per share			$(0.02)

Loss per share for the six months ended June 30, 2004, was computed as follows:
		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(461,011)	9,965,759

Basic and diluted loss per share			$(0.05)

Note 6:	Operating Expenses

The components of operating expenses for the three months ended June 30, 2005 and 2004, respectively, are as follows:

	2005	2004

Salaries and benefits	$389,774	$263,529
Professional fees	116,928	48,676
Pending claims related legal fees	—	48,231
Bankruptcy reorganization costs	—	11,101
Other	156,943	116,810

	$663,645	$488,347

The components of operating expenses for the six months ended June 30, 2005 and 2004, respectively, are as follows:

	2005	2004

Salaries and benefits	$786,274	$541,865
Professional fees	288,468	114,946
Pending claims related legal fees	—	57,328
Bankruptcy reorganization costs	—	18,877
Other	311,854	214,905

	$1,386,596	$947,920

Note 7:	Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $3,867,276 at June 30, 2005.

Total revenues, income (loss) before taxes and net income (loss) from foreign operations for the three months ended June 30, 2005 and 2004, respectively, were as shown below. Income (loss) before income taxes and net income (loss) reflect interest charges on amounts due to FFG of $66,386 and $43,707 for the three months ended June 30, 2005 and 2004, respectively. Income (loss) before income taxes and net income (loss) also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended June 30, 2005 and 2004. These interest charges and management and accounting fees eliminate in consolidation.

	2005	2004

Total revenues	$239,171	$195,217

Income (loss) before income taxes	(7,893)	36,711

Net income (loss)	(7,893)	36,711

Total revenues, income (loss) before taxes and net income (loss) from foreign operations for the six months ended June 30, 2005 and 2004, respectively, were as shown below. Income (loss) before income taxes and net income (loss) reflect interest charges on amounts due to FFG of $128,033 and $86,783 for the six months ended June 30, 2005 and 2004, respectively. Income (loss) before income taxes and net income (loss) also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $48,000 for each of the six month periods ended June 30, 2005 and 2004. These interest charges and management and accounting fees eliminate in consolidation.

	2005	2004

Total revenues	$471,632	$367,706

Income (loss) before income taxes	(34,640)	46,645

Net income (loss)	(34,640)	46,645

Note 8:	Comprehensive Income

The components of comprehensive income for the three months and six months ended June 30, 2005 and 2004 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Loss	$(175,516)	$(226,838)	$(463,858)	$(461,011)

Foreign currency translation adjustment	(47,253)	(69,171)	(63,915)	(107,611)

Comprehensive loss	$(222,769)	$(296,5009)	$(527,773)	$(568,622)

Note 9:	Additional Cash Flow Information

The Company made no cash payments for interest or income taxes during the three month and six month periods ended June 30, 2005 and 2004, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,”“anticipate,”“believe,”“estimate,”“plan,” and “expect,” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with business expansion; (ii) the ability to obtain sufficient outside debt and/or equity financing on terms acceptable to us in order to meet our cash requirements over the coming 12 months; (iii) our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company; and (iv) the risk of adverse economic conditions lessening demand for our products.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1, Description of Business in our registration statement on Form 10-SB/A, filed on July 22, 2005, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related notes thereto and other information included or incorporated by reference herein.

Overview

We are a consumer finance company specializing in the acquisition, collection and servicing of sub-prime automobile loans purchased from independent used car dealers. We invest significant amounts of cash to acquire Installment Contracts. (As used herein, the term “Installment Contract” includes all motor vehicle installment contracts, consumer installment contracts and small ticket leases acquired by the Company.) We generate cash over the terms of those Installment Contracts in the form of interest and principal payments we collect.

Our primary source of revenue is interest income generated from our portfolio of Installment Contracts.

The Company’s predecessor, SFG, filed for Chapter 11 bankruptcy on March 19, 2001. See Part I, Item 1, under the heading Reorganization of Predecessor Under Chapter 11 in the Company’s registration statement on Form 10-SB/A, filed on July 22, 2005.

As a result of the Company’s reorganization, the Company’s U.S. operations were suspended between March 19, 2001 and January 1, 2003. From January 1, 2003 through October of 2004, the Company engaged in limited operations. Due to this lengthy period of suspended or limited operations, when the Company fully re-entered the U.S. marketplace in October of 2004 it was essentially as a “start-up” organization. We consider ourselves to be a “growth” company, in that our primary focus is on increasing the size of our Installment Contracts portfolio. Our goal is to grow our portfolio to a size such that the interest income generated from the portfolio is sufficient to provide consistent operating profits.

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While TCG will continue to acquire these types of Installment Contracts, TCG’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. On a consolidated basis, the Company’s portfolio of outstanding finance receivables has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding principal balances receivable which are secured by automobiles is as follows:

December 31, 2003	17%
December 31, 2004	45%
March 31, 2005	61%
June 30, 2005	72%
July 31, 2005	74%

The Company is devoting the majority of its marketing resources and efforts to acquiring sub-prime automobile loans, and anticipates that this trend will continue over the coming twelve months.

Over the course of the next year, in addition to closely monitoring this trend, the Company’s management will be focused on the following:

(1)	Consistently acquiring an increasing volume of sub-prime automobile Installment Contracts that meet the Company’s underwriting guidelines;

(2)	Obtaining additional outside debt and/or equity financing to meet the Company’s future cash requirements;

(3)	Minimizing the credit losses in the Installment Contracts portfolio; and

(4)
Monitoring key performance measures, including cost per loan acquired, book-to-look ratio (computed as the number of contracts acquired compared to the number of credit applications received/reviewed), turnaround time for responding to credit applications submitted by dealers, and turnaround time for funding a loan package submitted by a dealer.

Recent Developments

Pursuant to a vote of the Company’s Board of Directors on July 21, 2005, the Company is no longer acquiring Installment Contracts in bulk purchase transactions. The Board has directed the Company’s management to focus its efforts and resources on expanding the Company’s point-of-sale automobile financing program. Several factors were considered by the Board in reaching this decision, among them: (a) the increasing volume of point-of-sale Installment Contracts being purchased by the Company; (b) the Company’s inability to consistently consummate bulk transaction purchases; (c) the desire to conserve cash for purchasing point-of-sale Installment Contracts; and (d) the lack of profits generated from the bulk purchase line of business.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers the determination of the allowance for credit losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance for credit losses that management believes is adequate to absorb reasonably estimable probable losses in the Company’s portfolio of Installment Contracts. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of the Company’s portfolio of Installment Contracts and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, value of collateral, the amount and timing of expected future cash flows on delinquent loans, estimated losses and general amounts for historical loss experience. The process also considers prevailing and expected future economic conditions, uncertainties in estimating losses and inherent risks in the Installment Contracts portfolio. All of these factors may be subject to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that would adversely impact our earnings in future periods.

The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. This evaluation is based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of all loans charged-off by asset class, static pool analysis by month of acquisition and by dealer, review of delinquency trends, and analysis of the historical cumulative losses in the portfolio. Other quantitative analyses include a review of the current delinquency ratios and an analysis of the relative size of each asset class in relation to historical amounts. Qualitative analyses include an assessment of prevailing and anticipated economic conditions, trends in deficiency balance collections, trends in the number of loan modifications and extensions, trends in average borrower credit scores and trends in the percentage of balances recovered through sale of collateral. The analysis of the adequacy of the allowance for credit losses is dependent upon effective quantitative and qualitative analyses, some of which are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

Selected Financial Data

The following table presents selected unaudited summary information regarding our results of operations for the three and six months ended June 30, 2005 and 2004. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated Summary of Operations:
Interest income	$538,964	$231,911	$990,940	$432,515
Recovery of charged-off finance receivables	49,984	55,150	78,030	97,428
Other income	21,852	23,682	50,903	45,507
Total revenues	610,800	310,743	1,119,873	575,450

Provision for credit losses	122,671	49,234	198,288	88,541

Net revenues after provision for credit losses	488,129	1,210,459	921,585	486,909

Operating expenses	663,645	488,347	1,386,596	947,920

Operating loss	(175,516)	(226,838)	(465,011)	(461,011)

Non-operating income	—	—	1,153	—

Loss before income taxes	(175,516)	(226,838)	(465,011)	(461,011)

Income taxes	—	—	—	—

Net loss	$(175,516)	$(226,838)	$(465,011)	$(461,011)

Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Other Selected Data:
Installment Contracts acquired during the period (total principal amount)	$3,603,289	$1,258,897	$6,578,929	$2,304,569
Purchase price of Installment Contracts acquired	$3,359,755	$1,092,340	$6,067,663	$1,968,786
Percentage of dollar amount paid to principal balance acquired	93.2%	86.8%	92.2%	85.4%
Number of Installment Contracts acquired during the period	603	414	1,173	751
Average principal balance acquired	$5,976	$3,041	$5,609	$3,069
Acquisition cost per acquired Installment Contract (including overhead)	$549	Not available	$547	Not available
Monthly servicing cost per Installment Contract (including overhead)	$28.54	Not available	$36.35	Not available

The following table presents selected unaudited summary information regarding our financial condition as of June 30, 2005 and December 31, 2004. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	June 30, 2005	December 31, 2004
Consolidated Summary of Financial Condition:
Installment Contracts receivable, net	$7,579,817	$4,090,708
Total assets	$12,583,260	$13,310,925

Total liabilities	$239,357	$439,249
Total stockholders' equity	$12,343,903	$12,871,676

Results of Operations

Interest Income

Our interest income totaled $538,964 and $990,940 for the three months and six months ended June 30, 2005, respectively, compared to $231,911 and $432,515 for the three months and six months ended June 30, 2004, respectively.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and six months ended June 30, 2005 and 2004, respectively:

	For the Three Months Ended June 30, 2005 and 2004

	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$6,890,142	$499,509	29.00%	$2,548,167	$217,282	34.11%
Cash and cash equivalents	5,611,455	38,091	2.72%	3,558,341	8,927	1.00%
Notes receivable	63,165	1,364	8.64%	205,065	5,702	11.12%

Total	$12,564,762	$538,964	17.1%6	$6,311,573	$231,911	14.70%

	For the Six Months Ended June 30, 2005 and 2004

	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$6,029,288	$904,766	30.01%	$2,400,169	$401,295	33.44%
Cash and cash equivalents	6,638,707	83,231	2.51%	3,807,779	19,720	1.04%
Notes receivable	67,475	2,943	8.73%	209,026	11,500	11.00%

Total	$12,735,470	$990,940	15.56%	$6,416,974	$432,515	13.48%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2004 and the first six months of 2005 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types on contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

The following tables set forth the changes in interest income attributable to changes in volume (change in average balance multiplied by the prior period yield) and changes in rate (change in yield multiplied by the prior period average balance). Changes due to the rate/volume variance (the combined effect of change in yield and change in average balance) have been allocated proportionately based on the absolute value of the rate and volume variances.

	For the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$309,430	$(27,204)	$282,226
Cash and cash equivalents	7,372	21,793	29,165
Notes receivable	(3,278)	(1,060)	(4,338)

Total Interest Income	$313,524	$(6,471)	$307,053

	For the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$540,072	$(36,602)	$503,470
Cash and cash equivalents	21,817	41,696	63,513
Notes receivable	(6,554)	(2,004)	(8,558)

Total Interest Income	$555,335	$3,090	$558,425

Provision for Credit Losses

Our consolidated provision for credit losses totaled $122,671 and $198,288 for the three and six months ended June 30, 2005, respectively, compared to $49,234 and $88,541 for the three and six months ended June 30, 2004, respectively. These increases are a result of the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $663,645 and $1,386,596 for the three and six months ended June 30, 2005, respectively, compared to $488,347 and $947,920 for the three and six months ended June 30, 2004, respectively. A summary of these expenses follows:

	Three Months Ended June 30,
	2005	2004	Percent Change

Salaries and benefits	$389,774	$263,529	47.9%
Professional fees	116,928	48,676	140.2%
Pending claims - legal fees	—	48,231	-100.0%
Other	156,943	127,911	22.7%
Total	$663,645	$488,347	35.9%

	Six Months Ended June 30,
	2005	2004	Percent Change

Salaries and benefits	$786,274	$541,865	45.1%
Professional fees	288,468	114,946	151.0%
Pending claims - legal fees	—	57,328	-100.0%
Other	311,854	233,781	33.4%
Total	$1,386,596	$947,920	46.3%

Salaries and benefits increased primarily as a result of an increase in the number of persons employed by the Company during the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004, respectively.  The Company employed approximately 30 and 18 full-time employees at June 30, 2005 and June 30, 2004, respectively. This increase in number of employees was necessitated by the Company’s growth during calendar year 2004 and during the first half of 2005.  As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues for these costs to decrease.

The increases in professional fees are attributable to increased legal and accounting fees primarily resulting from services rendered in connection with the Company’s initial registration with the United States Securities and Exchange Commission.  We incurred legal fees during 2004 in connection with our claims against FFTC and BancInsure which did not recur in 2005 as a result of the Company reaching a settlement of those claims during the third quarter of 2004. (See Part I, Item 1, under the heading Emergence From Chapter 11 Reorganization the Company’s registration statement on Form 10-SB/A, filed on July 22, 2005.) Other operating costs, which include, among other items, occupancy costs, licenses and taxes, depreciation, insurance, postage, supplies, communications, travel and stockholder relations increased primarily as a result of the Company’s growth during calendar year 2004 and the first half of 2005.

Our growth plan, if achieved, will cause our operating costs to increase over time.

Beginning January 1, 2005 the Company began classifying its operating expenses as either acquisition costs, servicing costs or administrative costs. Acquisition costs include all direct marketing, business development and underwriting expenses, and an allocation of certain overhead costs. Servicing costs include all direct collections and servicing expenses and an allocation of certain overhead costs. Using these classifications the Company began determining its average acquisition cost per acquired Installment Contract and its average monthly servicing cost per serviced Installment Contract.

The Company’s average acquisition cost over the three months ended June 30, 2005 was approximately $549 per acquired Installment Contract. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the six months ended June 30, 2005, the Company’s book-to-look ratio in our U.S. point-of sale automobile financing program was 6.29%. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us. (The Company collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers.”)

The Company’s average monthly servicing cost per serviced Installment Contract during the three months ended June 30, 2005 was $28.54 per contract. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While the Company does not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is reduce these response times to better serve the needs of our Customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms within the coming year.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $3,603,289 and $6,578,929 during the three and six months ended June 30, 2005, respectively.  We invested cash of approximately $3,327,000 and $6,044,000, respectively, (including payments of dealer reserves and dealer hold-backs) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts, net of allowances for credit losses, increased from $4,090,708, net of an allowance for credit losses of $296,233, at December 31, 2004 to $7,579,817, net of an allowance for credit losses of $317,934, at June 30, 2005.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of June 30, 2005 and December 31, 2004, respectively, follows:

	June 30, 2005			December 31, 2004
	United States	Canada	Total	United States	Canada	Total
Automobiles	$5,393,824	$687,948	$6,081,772	$1,963,446	$220,064	$2,183,510
Equipment leases		919,435	919,435	—	999,724	999,724
Bulk food	—	825,082	825,082	—	962,070	962,070
Home appliances	—	291,118	291,118	—	274,800	274,800
Other	—	418,728	418,728	—	485,736	485,736
Total	5,393,824	3,142,311	8,536,135	1,963,446	2,942,394	4,905,840

Less
Unearned discount	432,212	206,172	638,384	297,190	221,709	518,899
Allowance for credit losses	153,954	163,980	317,934	139,921	156,312	296,233
Net	$4,807,658	$2,772,159	$7,579,817	$1,526,335	$2,564,373	$4,090,708

Asset Quality

Substantially all of the Installment Contracts we acquire are considered sub-prime and are subject to a high degree of risk of default by the obligors.

Charge-offs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket collateral, attempt to collect deficiency balances, and employ other servicing and collection techniques as we deem appropriate.

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$5,393,824	100%	$3,142,311	100%	$8,536,135	100%

Period of delinquency:
30 - 59 days	$284,818	5.28%	$23,122	0.74%	$307,940	3.61%
60 - 89 days	142,847	2.65%	49,614	1.58%	192,460	2.25%
90 - 119 days	47,520	0.88%	10,828	0.34%	58,348	0.68%

Total	$475,185	8.81%	$83,564	2.66%	$558,748	6.55%

	December 31, 2004
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$1,963,446	100%	$2,942,394	100%	$4,905,840	100%

Period of delinquency:
30 - 59 days	$167,009	8.51%	$50,547	1.72%	$217,556	4.43%
60 - 89 days	60,788	3.10%	15,660	0.53%	76,448	1.56%
90 - 119 days	24,133	1.23%	21,434	0.73%	45,567	0.93%

Total	$251,930	12.83%	$87,641	2.98%	$339,571	6.92%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$4,961,612	$2,935,689	$7,897,301	$686,348	$2,082,857	$2,769,205

Installment Contracts, net of unearned discounts, average during the period (1)	$4,196,567	$2,693,575	$6,890,142	$523,032	$2,025,135	$2,548,167

Gross charge-offs	$185,910	$43,658	$229,568	$4,310	$24,514	$28,824
Recoveries	80,165	27,429	107,594	—	48,949	48,949

Net charge-offs	$105,745	$16,229	$121,974	$4,310	$(24,435)	$(20,125)

Net charge-offs as a % of avg. contracts during the period, annualized	10.08%	2.41%	7.08%	3.30%	(4.83)%	(3.16)%

(1) - Average is based on month-end balances

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$4,961,612	$2,935,689	$7,897,301	$686,348	$2,082,857	$2,769,205

Installment Contracts, net of unearned discounts, average during the period (1)	$3,370,884	$2,658,404	$6,029,288	$412,848	$1,987,322	$2,400,170

Gross charge-offs	$234,465	$85,458	$319,923	$4,310	$73,142	$77,452
Recoveries	93,278	52,255	145,533	—	79,954	79,954

Net charge-offs	$141,187	$33,203	$174,390	$4,310	$(6,812)	$(2,502)

Net charge-offs as a % of avg. contracts during the period, annualized	8.38%	2.49%	5.78%	2.09%	(0.69)%	(0.21)%

(1) - Average is based on month-end balances

Our allowance for credit losses was $317,934 at June 30, 2005 compared to $296,233 at December 31, 2004.  We have decreased our percentage of allowance for credit losses in relation to our outstanding net Installment Contracts from 6.75% at December 31, 2004 to 4.03% at June 30, 2005. During the six months ended June 30, 2005 we acquired a higher percentage of lower credit risk Installment Contracts as opposed to 2004. As a result, our percentage of delinquent accounts decreased from 6.92% at December 31, 2004 to 6.55% at June 30, 2005.

Since January 1, 2003 80% of the total net charge-offs in our U.S. operations have occurred in our portfolio of contracts acquired in bulk purchase transactions and only 20% of our net charge-offs have come from our portfolio of contracts acquired through our point-of-sale programs. Contracts acquired in bulk purchase transactions accounted for 26% of our Installment Contracts as of December 31, 2004 and only 16% as of June 30, 2005.

We also accounted for the fact that Installment Contracts acquired through our point-of-sale automobile financing programs accounted for 19% of our Installment Contracts as of December 31, 2004 and 56% of our Installment Contracts as of June 30, 2005. Based on the analyses we performed related to the allowance for credit losses as described above and under “Critical Accounting Policies, Judgments and Estimates,” we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of June 30, 2005.

The following tables set forth the activity in the allowance for credit losses for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$144,240	$174,809	$319,049	$89,327	$126,510	$215,837

Charge-offs	(185,910)	(43,658)	(229,568)	(4,310)	(24,514)	(28,824)
Recoveries	80,165	27,429	107,594	—	48,949	48,949

Net charge-offs	(105,745)	(16,229)	(121,974)	(4,310)	24,435	20,125

Provision for credit losses	115,459	7,212	122,671	72,270	(23,036)	49,234

Effect of foreign currency translation	—	(1,812)	(1,812)	—	(2,964)	(2,964)

Balance at end of period	$153,954	$163,980	$317,934	$157,287	$124,945	$282,232

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$139,921	$156,312	$296,233	$32,463	$164,235	$196,698

Charge-offs	(234,465)	(85,458)	(319,923)	(4,310)	(73,142)	(77,452)
Recoveries	93,278	52,255	145,533	-	79,954	79,954

Net charge-offs	(141,187)	(33,203)	(174,390)	(4,310)	6,812	2,502

Provision for credit losses	155,220	43,068	198,288	129,134	(40,594)	88,540

Effect of foreign currency translation	—	(2,197)	(2,197)	—	(5,508)	(5,508)

Balance at end of period	$153,954	$163,980	$317,934	$157,287	$124,945	$282,232

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling between $15,000,000 and $18,000,000 (roughly, between 2,500 and 3,000 Installment Contracts) during the next twelve months. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of $13,800,000 to $17,280,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank lines of credit and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

The Company began 2005 with $8,779,211 cash on hand and had cash on hand of $4,456,664 at June 30, 2005. During the three and six month periods ended June 30, 2005 the Company used $218,869 and $772,278, respectively, to fund its operating activities. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $3,327,000 and $6,044,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three and six month periods ended June 30, 2005, respectively. We collected principal payments on our Installment Contracts of approximately $1,324,000 and $2,515,000 during the three and six month periods ended June 30, 2005, respectively.

The Company has no material commitments for capital expenditures as of June 30, 2005. However, the Company anticipates making significant investments in its accounting, servicing and underwriting software systems over the next twelve months. The Company expects to spend approximately $160,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

The Company has received an indication of interest (although not a formal commitment) from a lending institution to provide the Company with a $5,000,000 revolving line of credit, to be secured by our Installment Contracts. We have also had preliminary discussions with certain potential equity investors and investment bankers in anticipation of raising between $5,000,000 and $10,000,000 in outside equity financing once we have secured a line of credit. We can give no assurances that the Company will be successful in obtaining additional financing (either debt or equity) on terms acceptable to us.

The Company is required to systematically redeem the outstanding preferred stock at the discretion of the Board of Directors. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date and none are planned in the near term. Management and the Board of Directors believe that by operating the business and investing available cash in installment contracts they can provide a greater long-term return to preferred shareholders than would be available through immediate liquidation of the business and redemption of the preferred shares.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling $2,588,006 as of June 30, 2005. Typically, the Company funds approximately 25% of its outstanding commitments. The Company had no other off-balance sheet arrangements as of June 30, 2005.

ITEM 3.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not currently a party to any pending legal proceeding other than routine litigation that is incidental to the Company’s business.

As a consumer finance company, the Company can be subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. The Company, as assignee of Installment Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The Company is also subject to other litigation common to the automobile finance industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief typically requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages.

Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company’s automobile finance business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 25, 2005. Stockholders of record as of the close of business on February 25, 2005 were entitled to vote at the Annual Meeting. The following proposals were adopted by the margins indicated:

1.	Election of two directors to terms of office expiring at the Annual Meeting of Stockholders in 2008, or until their successors are elected and qualified.

Nominee	For	Withheld

Stephen J. Gore	13,564,578	402,977
Vernon S. Schweigert	13,291,869	675,686

The directors who are continuing to hold office are Robert T. Chancellor, Troy A. Compton and Jerald L. Fenstermaker.

2.	Ratification of the appointment of BKD, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005.

For	Against	Abstain

13,662,844	233,947	110,764

3.	Increase the number of authorized shares of common stock of the Company from 19,000,000 shares to 36,000,000 shares.

For	Against	Abstain

12,921,436	867,548	160,571

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1*	Corrected Trustee’s Amended Plan of Reorganization
2.2*	Disclosure Statement for Trustee’s Amended Plan of Reorganization
3.1*	First Amended and Restated Certificate of Incorporation
3.1.1*	Certificate of Amendment to Certificate of Incorporation
3.2*	Bylaws
3.2.1*	Amendment to Bylaws
4.1*	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust
10.1*	Employment Agreement with Jerald L. Fenstermaker
10.2*	Investment Banking Agreement with Milestone Advisors, LLC
10.3*	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan
10.4*	Office Lease - 3058 East Elm
10.5**	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)
10.6**	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)
10.7**	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don. W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)
10.8**	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates
11.1	Statement Re: Computation of Per Share Earnings - See Note 5 to Interim Consolidated Financial Statements
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286).

** Incorporated by reference to the Company’s first amended registration statement filed on Form 10-SB/A on July 22, 2005 (File Number 000-51286).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: August 12, 2005	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

FREEDOM FINANCIAL GROUP, INC.

Date: August 12, 2005	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer