Form 10QSB
period 2005-09-30
FREEDOM FINANCIAL GROUP INC
filed 2005-11-14
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

As of November 10, 2005, 9,965,759 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modification that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Springfield, Missouri
October 28, 2005

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$2,943,551	$8,779,211
Finance receivables, net	9,107,947	4,090,708
Notes receivable, net	16,618	77,398
Property and equipment, net	276,962	294,305
Other assets	269,027	69,303

Total assets	$12,614,105	$13,310,925

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$16,315	$218,954
Accrued expenses	38,762	18,091
Accrued compensation costs	21,901	62,507
Dealer holdbacks	106,205	90,578
Dealer reserves	39,848	44,119
Reorganization costs payable	—	5,000

Total liabilities	223,031	439,249

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares authorized; 9,965,759 shares issued and outstanding	997	997
Retained earnings (deficit)	(2,355,722)	(1,731,382)
Accumulated other comprehensive income	946,982	803,244

Total stockholders’ equity	12,391,074	12,871,676

Total liabilities and stockholders’ equity	$12,614,105	$13,310,925

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues
Interest income	$613,821	$307,115	$1,604,761	$739,629
Recovery of charged-off finance receivables	22,620	32,383	100,650	129,811
Other income	21,668	25,806	72,571	71,313

Total revenues	658,109	365,304	1,777,982	940,753

Provision for Credit Losses	233,559	74,032	431,847	162,573

Net Revenues After Provision for Credit Losses	424,550	291,272	1,346,135	778,180

Operating Expenses	586,618	502,707	1,973,210	1,450,626

Operating Loss	(162,068)	(211,435)	(627,075)	(672,446)

Nonoperating Income
Gain on settlement of pending claim	—	955,973	—	955,973
Other	1,586	—	2,735	—

Income (Loss) Before Income Taxes	(160,482)	744,538	(624,340)	283,527

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(160,482)	$744,538	$(624,340)	$283,527

Basic Income (Loss) Per Share	$(0.02)	$0.07	$(0.06)	$0.03

Diluted Income (Loss) Per Share	$(0.02)	$0.04	$(0.06)	$0.01

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable				Accumulated
	Convertible				Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income	Total

Balance, December 31, 2004	$13,798,817	9,965,759	$997	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	(624,340)	—	(624,340)

Foreign currency translation adjustment	—	—	—	—	143,738	143,738

Comprehensive loss	—	—	—	—	—	(480,602)

Balance, September 30, 2005	$13,798,817	9,965,759	$997	$(2,355,722)	$946,982	$12,391,074

Balance, December 31, 2003	$13,798,817	9,965,759	$997	$(1,747,658)	$550,436	$12,602,592

Net income	—	—	—	283,527	—	283,527

Foreign currency translation adjustment	—	—	—	—	78,788	78,788

Comprehensive income	—	—	—	—	—	362,315

Cancellation of stock issued in error	—	(1,726)	—	—	—	—

Balance, September 30, 2004	$13,798,817	9,965,759	$997	$(1,464,131)	$629,224	$12,964,907

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income (loss)	$(624,340)	$283,527
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	43,326	42,710
Provision for credit losses	431,847	162,573
Deferred discount income	(491,606)	(300,352)
Recovery of charged-off finance receivables	162,183	108,812
Gain on settlement of pending claims	—	(955,973)
Changes in
Other assets	(58,957)	(26,141)
Accounts payable and accrued expenses	(223,300)	(43,911)
Reorganization costs payable	(5,000)	(15,000)
Net cash used in operating activities	(765,847)	(743,755)

Investing Activities
Purchase of finance receivables	(8,933,881)	(3,478,349)
Principal collected on finance receivables	3,953,024	2,350,550
Payments of dealer reserves	(14,692)	(12,589)
Payments of dealer holdbacks	(134,069)	(114,585)
Principal collected on notes receivable	60,780	32,247
Purchase of property and equipment	(18,184)	(41,016)
Proceeds from sale of property and equipment	2,000	—
Net cash used in investing activities	(5,085,022)	(1,263,742)

Financing Activities
Settlement proceeds from previously pending claims	—	6,955,973
Payment of deferred financing fees	—	(25,000)
Net cash provided by financing activities	—	6,930,973

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15,209	14,919

Net Increase (Decrease) in Cash and Cash Equivalents	(5,835,660)	4,938,395

Cash and Cash Equivalents, Beginning of Period	8,779,211	4,280,766

Cash and Cash Equivalents, End of Period	$2,943,551	$9,219,161

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1:  General

The accompanying unaudited condensed consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-SB/A filed with the Securities and Exchange Commission on September 28, 2005.

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

Note 3:  Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at September 30, 2005 and 2004, respectively:

	2005	2004

Automobiles	$7,764,086	$2,183,510
Equipment leases	816,096	999,724
Bulk food	811,964	962,070
Home appliances	265,966	274,800
Other	471,068	485,736
Total finance receivables	10,129,180	4,905,840

Less
Unearned discount	630,890	518,899
Allowance for credit losses	390,343	296,233
	1,021,233	815,132
Net finance receivables	$9,107,947	$4,090,708

Approximately 36% and 63% of the above finance receivables as of September 30, 2005 and 2004, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at September 30, 2005, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2005	$1,717,123
2006	5,145,012
2007	3,500,359
2008	2,266,141
2009	644,196
2010	12,889
Total	$13,285,720

Activity in the allowance for credit losses related to finance receivables for the three months ended September 30, 2005 and 2004, respectively, was as follows:

	2005	2004

Balance, beginning of period	$317,934	$282,232
Provision charged to expense	233,559	74,032
Losses charged off	(332,569)	(65,244)
Recoveries of previously charged off amounts	158,851	30,603
Effect of foreign currency translation	12,568	8,118
Balance, end of period	$390,343	$329,741

Activity in the allowance for credit losses related to finance receivables for the nine months ended September 30, 2005 and 2004, respectively, was as follows:

	2005	2004

Balance, beginning of period	$296,233	$196,698
Provision charged to expense	431,847	162,573
Losses charged off	(652,492)	(142,696)
Recoveries of previously charged off amounts	304,384	110,557
Effect of foreign currency translation	10,371	2,609
Balance, end of period	$390,343	$329,741

The Company’s nonearning finance receivables totaled $66,916 at September 30, 2005. The Company provided an allowance for credit losses related to these receivables of $60,224.

Note 4:  Commitments

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,910,000 as of September 30, 2005. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically the Company funds approximately 25% of its outstanding commitments.

Note 5:  Income (Loss) Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock would be antidilutive for the three months and nine months ended September 30, 2005, respectively (due to the net losses for those periods), basic and diluted loss per share amounts for those periods are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock.

Loss per share for the three months ended September 30, 2005, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(160,482)	9,965,759
Basic and diluted loss per share			$(0.02)

Basic and diluted earnings per share for the three months ended September 30, 2004, were computed as follows:

		Weighted
		Average	Per Share
	Income	Shares	Amount

Net income	$744,538	9,965,759
Basic earnings per share			$0.07

Effect of presumed conversion of convertible preferred stock	—	8,994,357

Diluted earnings per share	$744,538	18,960,116	$0.04

Loss per share for the nine months ended September 30, 2005, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(624,340)	9,965,759
Basic and diluted loss per share			$(0.06)

Basic and diluted earnings per share for the nine months ended September 30, 2004, were computed as follows:

		Weighted
		Average	Per Share
	Income	Shares	Amount

Net income	$283,527	9,966,332
Basic earnings per share			$0.03

Effect of presumed conversion of convertible preferred stock	—	8,994,357

Diluted earnings per share	$283,527	18,960,689	$0.01

Note 6:  Operating Expenses

The components of operating expenses for the three months ended September 30, 2005 and 2004, respectively, are as follows:

	2005	2004

Salaries and benefits	$351,014	$272,730
Professional fees	91,887	40,428
Bankruptcy reorganization costs	—	71,941
Other	143,717	117,608

	$586,618	$502,707

The components of operating expenses for the nine months ended September 30, 2005 and 2004, respectively, are as follows:

	2005	2004

Salaries and benefits	$1,137,288	$814,595
Professional fees	380,355	155,194
Pending claims related legal fees	—	57,328
Bankruptcy reorganization costs	—	90,818
Other	455,567	332,691

	$1,973,210	$1,450,626

Note 7:  Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,126,787 at September 30, 2005.

Total revenues, income (loss) before taxes and net income (loss) from foreign operations for the three months ended September 30, 2005 and 2004, respectively, were as shown below. Income (loss) before income taxes and net income (loss) reflect interest charges on amounts due to FFG of $74,699 and $47,689 for the three months ended September 30, 2005 and 2004, respectively. Income (loss) before income taxes and net income (loss) also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended September 30, 2005 and 2004. These interest charges and management and accounting fees eliminate in consolidation.

	2005	2004

Total revenues	$258,613	$214,342

Income (loss) before income taxes	(47,103)	21,064

Net income (loss)	(47,103)	21,064

Total revenues, income (loss) before taxes and net income (loss) from foreign operations for the nine months ended September 30, 2005 and 2004, respectively, were as shown below. Income (loss) before income taxes and net income (loss) reflect interest charges on amounts due to FFG of $202,732 and $134,472 for the nine months ended September 30, 2005 and 2004, respectively. Income (loss) before income taxes and net income (loss) also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $72,000 for each of the nine month periods ended September 30, 2005 and 2004. These interest charges and management and accounting fees eliminate in consolidation.

	2005	2004

Total revenues	$730,245	$582,048

Income (loss) before income taxes	(81,743)	67,709

Net income (loss)	(81,743)	67,709

Note 8:  Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(160,482)	$744,538	$(624,340)	$283,527
Foreign currency translation adjustment	207,653	186,400	143,738	78,788
Comprehensive income (loss)	$47,171	$930,938	$(480,602)	$362,315

Note 9:  Additional Cash Flow Information

The Company made no cash payments for interest or income taxes during the three month and nine month periods ended September 30, 2005 and 2004, respectively.

Note 10:  Subsequent Event

On October 10, 2005 the Company entered into an agency agreement with an investment bank to act as the Company’s exclusive placement agent in assisting the Company to raise additional debt and/or equity capital. The Company has agreed to pay the investment bank a nonrefundable advisory fee of $60,000, $10,000 of which was paid on October 10, 2005. The remaining $50,000 is payable in monthly installments of $10,000 each over the next five months. The Company has also agreed to pay the investment bank a transaction fee equal to the greater of (i) 8% of the aggregate gross proceeds raised from the sale of securities plus 1.5% of the aggregate gross proceeds of a commercial loan transaction or (ii) $250,000. This transaction fee shall be reduced by the amount of any advisory fee previously paid to the investment bank. The Company is also required to issue warrants pursuant to which the investment bank shall have the right to purchase securities of the Company having an aggregate value equal to the greater of (i) 10% of the value of the securities issued or (ii) the amount of the transaction fee.

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1, Description of Business in our registration statement on Form 10-SB/A, filed on September 28, 2005, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s predecessor, SFG, filed for Chapter 11 bankruptcy on March 19, 2001. See Part I, Item 1, under the heading Reorganization of Predecessor Under Chapter 11 in the Company’s registration statement on Form 10-SB/A, filed on September 28, 2005.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While TCG will continue to acquire these types of Installment Contracts, TCG’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding receivables from automobile-secured Installment Contracts is as follows:

December 31, 2003	17%
December 31, 2004	45%
March 31, 2005	61%
June 30, 2005	72%
September 30, 2005	77%

The Company is devoting the majority of its marketing resources and efforts to acquiring sub-prime automobile loans, and anticipates that this trend will continue over the coming twelve months.

Over the course of the next year, in addition to closely monitoring this trend, the Company’s management will be focused on the following:

(1)	Consistently acquiring an increasing volume of sub-prime automobile-secured Installment Contracts, through our point-of-sale programs, that meet the Company’s underwriting guidelines;

(2)	Obtaining additional outside debt and/or equity financing to meet the Company’s future cash requirements;

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

On October 10, 2005 the Company entered into an agency agreement with an investment bank to act as the Company’s exclusive placement agent in connection with a transaction involving the following (a “Transaction”): (a) the private placement by the Company of equity, equity-related or debt securities, or (b) obtaining a secured or unsecured commercial loan. Securities offered in the private placement will not be registered under the Securities Act of 1933 (the “1933 Act”), and the private placement is to be effected in reliance upon applicable exemptions from the registration requirements set forth in the 1933 Act, as amended, and the regulations promulgated thereunder, and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The terms of the securities have not yet been determined.

The Company has agreed to pay to the investment bank (a) a nonrefundable “Advisory Fee” of $60,000 (of which $10,000 was paid at the signing of the agreement and the balance is payable in five monthly installments of $10,000 each), and (b) upon the closing of a Transaction, a “Transaction Fee” equal to the greater of (i) 8% of the aggregate gross proceeds raised from the sale of securities in a private placement plus 1.5% of the aggregate gross proceeds of a commercial loan transaction, or (ii) $250,000. The amount of the Advisory Fee paid to the investment bank will be credited against the amount of any Transaction Fee payable to the investment bank upon the closing of a Transaction. The Company has also agreed to reimburse the investment bank for reasonable expenses, which shall not exceed $20,000 without the prior consent of the Company.

In addition, upon the closing of a Transaction, the Company is required to issue warrants pursuant to which the investment bank shall have the right to purchase securities of the Company having an aggregate value equal to the greater of (a) 10% of the value of the securities issued in the Transaction or (b) the amount of the Transaction Fee. The warrants shall be non-cancelable and shall have: (a) an exercise price per share equal to the common equivalent price per share of securities sold in the offering; (b) a term of five years; (c) the same rights and privileges as the securities issued in the Transaction, and (d) a “net issuance” or cashless exercise feature and standard anti-dilution protections.

The agency agreement is for an initial term of twelve months or until the consummation of a Transaction, which ever occurs first. Either party may terminate the agency agreement at any time, with or without cause, upon thirty days’ prior written notice. Notwithstanding any expiration or termination of the agreement, the investment bank shall be entitled to the full amount of any Transaction Fee or warrants in the event a Transaction is consummated at any time within eighteen months from the date of such expiration or termination. The agreement contains certain confidentiality and indemnification provisions, and provides for arbitration in the event of certain disputes between the parties.

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

Selected Financial Data

The following table presents selected unaudited summary information regarding our results of operations for the three and nine months ended September 30, 2005 and 2004. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated Summary of Operations:
Interest income	$613,821	$307,115	$1,604,761	$739,629
Recovery of charged-off finance receivables	22,620	32,383	100,650	129,811
Other income	21,668	25,806	72,571	71,313
Total revenues	658,109	365,304	1,777,982	940,753

Provision for credit losses	233,559	74,032	431,847	162,573

Net revenues after provision for credit losses	424,550	291,272	1,346,135	778,180

Operating expenses	586,618	502,707	1,973,210	1,450,626

Operating loss	(162,068)	(211,435)	(627,075)	(672,446)

Non-operating income	1,586	955,973	2,735	955,973

Income (loss) before income taxes	(160,482)	744,538	(624,340)	283,527

Income taxes	—	—	—	—

Net loss	$(160,482)	$744,538	$(624,340)	$283,527

Basic earnings per share	$(0.02)	$0.07	$(0.06)	$0.03
Diluted earnings per share	$(0.02)	$0.04	$(0.06)	$0.01
Other Selected Data:
Installment Contracts acquired during the period (total principal amount)	$3,171,617	$1,915,500	$9,750,545	$4,220,070
Purchase price of Installment Contracts acquired	$3,002,790	$1,636,978	$9,058,592	$3,600,409
Percentage of dollar amount paid to principal balance acquired	94.7%	85.5%	92.9%	85.3%
Number of Installment Contracts acquired during the period	469	536	1,642	1,287
Average principal balance acquired	$6,763	$3,574	$5,938	$3,279
Acquisition cost per acquired Installment Contract (including overhead)	$635	Not available	$571	Not available
Monthly servicing cost per Installment Contract (including overhead)	$20.93	Not available	$28.19	Not available

The following table presents selected unaudited summary information regarding our financial condition as of September 30, 2005 and December 31, 2004. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	September 30, 2005	December 31, 2004
Consolidated Summary of Financial Condition:
Installment Contracts receivable, net	$9,107,947	$4,090,708
Total assets	$12,614,105	$13,310,925

Total liabilities	$223,031	$439,249
Total stockholders' equity	$12,391,074	$12,871,676

Results of Operations

Interest Income

Our interest income totaled $613,821 and $1,604,761 for the three months and nine months ended September 30, 2005, respectively, compared to $307,115 and $739,629 for the three months and nine months ended September 30, 2004, respectively.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and nine months ended September 30, 2005 and 2004, respectively:

	For the Three Months Ended September 30, 2005 and 2004
	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$8,748,961	$585,368	26.76%	$3,274,370	$281,249	34.36%
Cash and cash equivalents	3,617,994	27,682	3.06%	6,188,289	19,839	1.28%
Notes receivable	15,389	771	20.04%	191,835	6,027	12.57%

Total	$12,382,344	$613,821	19.83%	$9,654,494	$307,115	12.72%

	For the Nine Months Ended September 30, 2005 and 2004
	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$6,930,311	$1,490,134	28.67%	$2,712,946	$682,545	33.55%
Cash and cash equivalents	5,648,626	110,912	2.62%	4,810,425	39,557	1.10%
Notes receivable	47,233	3,715	10.49%	202,989	17,527	11.51%

Total	$12,626,170	$1,604,761	16.95%	$7,726,360	$739,629	12.76%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2004 and the first nine months of 2005 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$350,453	$(46,334)	$304,119
Cash and cash equivalents	(3,355)	11,199	7,844
Notes receivable	(14,872)	9,615	(5,257)

Total Interest Income	$332,226	$(25,520)	$306,706

	For the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$890,893	$(83,306)	$807,587
Cash and cash equivalents	7,960	63,397	71,357
Notes receivable	(12,375)	(1,437)	(13,812)

Total Interest Income	$886,478	$(21,346)	$865,132

Provision for Credit Losses

Our consolidated provision for credit losses totaled $233,559 and $431,847 for the three and nine months ended September 30, 2005, respectively, compared to $74,032 and $162,573 for the three and nine months ended September 30, 2004, respectively. These increases are a result of the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $586,618 and $1,973,210 for the three and nine months ended September 30, 2005, respectively, compared to $502,707 and $1,450,626 for the three and nine months ended September 30, 2004, respectively. A summary of these expenses follows:

	Three Months Ended September 30,
	2005	2004	Percent Change

Salaries and benefits	$351,014	$272,730	28.7%
Professional fees	91,887	40,428	127.3%
Bankruptcy reorganization costs	—	71,941	-100.0%
Other	143,717	117,608	22.2%
Total	$586,618	$502,707	16.7%

	Nine Months Ended September 30,
	2005	2004	Percent Change

Salaries and benefits	$1,137,288	$814,595	39.6%
Professional fees	380,355	155,194	145.1%
Bankruptcy reorganization costs	—	90,818	-100.0%
Pending claims - legal fees	—	57,328	-100.0%
Other	455,567	332,691	36.9%
Total	$1,973,210	$1,450,626	36.0%

Salaries and benefits increased primarily as a result of an increase in the number of persons employed by the Company during the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004, respectively.  The Company employed approximately 26 and 20 full-time employees at September 30, 2005 and September 30, 2004, respectively. This increase in the number of employees was necessitated by the Company’s growth during calendar year 2004 and during the first nine months of 2005.  As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues for these costs to decrease.

The increases in professional fees are attributable to increases in legal and accounting fees primarily resulting from services rendered in connection with the Company’s initial registration with the United States Securities and Exchange Commission.  We incurred bankruptcy reorganization costs during 2004 which did not recur in 2005 as a result of the reorganization activities concluding in 2004. We also incurred legal fees during 2004 in connection with our claims against FFTC and BancInsure which did not recur in 2005 as a result of the Company reaching a settlement of those claims during the third quarter of 2004. (See Part I, Item 1, under the heading Emergence From Chapter 11 Reorganization in the Company’s registration statement on Form 10-SB/A, filed on September 28, 2005.) Other operating costs, which include, among other items, occupancy costs, licenses and taxes, depreciation, insurance, postage, supplies, communications, travel and stockholder relations increased primarily as a result of the Company’s growth during calendar year 2004 and the first nine months of 2005.

Our growth plan, if achieved, will cause our operating costs to increase over time.

Beginning January 1, 2005 the Company began classifying its operating expenses as either acquisition costs, servicing costs or administrative costs. Acquisition costs include all direct marketing, business development and underwriting expenses, and an allocation of certain overhead costs. Servicing costs include all direct collections and servicing expenses and an allocation of certain overhead costs. Administrative costs include all general administrative expenses and all other costs not specifically identified as, or allocated to, acquisition or servicing costs. Using these classifications the Company began determining its average acquisition cost per acquired Installment Contract and its average monthly servicing cost per serviced Installment Contract.

The Company’s average acquisition cost over the three months ended September 30, 2005 was approximately $635 per acquired Installment Contract. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the nine months ended September 30, 2005, the Company’s book-to-look ratio in our U.S. point-of sale automobile financing program was 5.87%. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us. (The Company collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers”.)

The Company’s average monthly servicing cost per serviced Installment Contract during the three months ended September 30, 2005 was $20.93 per contract. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While the Company does not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is reduce these response times to better serve the needs of our Customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2006.

Nonoperating Income

During the three and nine months ended September 30, 2004, the Company recognized a $955,973 gain on the settlement of a bankruptcy-related claim which is reflected as nonoperating income in the Company’s consolidated statements of operations.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $3,171,617 and $9,750,545 during the three and nine months ended September 30, 2005, respectively.  We invested cash of approximately $3,039,000 and $9,083,000, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts, net of allowances for credit losses, increased from $4,090,708, net of an allowance for credit losses of $296,233, at December 31, 2004 to $9,107,947, net of an allowance for credit losses of $390,343, at September 30, 2005.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of September 30, 2005 and December 31, 2004, respectively, follows:

	September 30, 2005			December 31, 2004
	United States	Canada	Total	United States	Canada	Total
Automobiles	$6,521,997	$1,242,089	$7,764,086	$1,963,446	$220,064	$2,183,510
Equipment leases	—	816,096	816,096	—	999,724	999,724
Bulk food	—	811,964	811,964	—	962,070	962,070
Home appliances	—	265,966	265,966	—	274,800	274,800
Other	—	471,068	471,068	—	485,736	485,736
Total	6,521,997	3,607,183	10,129,180	1,963,446	2,942,394	4,905,840

Less
Unearned discount	426,248	204,642	630,890	297,190	221,709	518,899
Allowance for credit losses	188,968	201,375	390,343	139,921	156,312	296,233
Net	$5,906,781	$3,201,166	$9,107,947	$1,526,335	$2,564,373	$4,090,708

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,521,997	100%	$3,607,183	100%	$10,129,180	100%

Period of delinquency:
30 - 59 days	$380,242	5.83%	$41,706	1.16%	$421,948	4.17%
60 - 89 days	78,498	1.20%	26,864	0.74%	105,362	1.04%
90 - 119 days	29,722	0.46%	37,193	1.03%	66,915	0.66%

Total	$488,462	7.49%	$105,763	2.93%	$594,225	5.87%

	December 31, 2004
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$1,963,446	100%	$2,942,394	100%	$4,905,840	100%

Period of delinquency:
30 - 59 days	$167,009	8.51%	$50,547	1.72%	$217,556	4.43%
60 - 89 days	60,788	3.10%	15,660	0.53%	76,448	1.56%
90 - 119 days	24,133	1.23%	21,434	0.73%	45,567	0.93%

Total	$251,930	12.83%	$87,641	2.98%	$339,571	6.92%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$6,095,749	$3,402,541	$9,498,290	$1,239,463	$2,450,203	$3,689,666

Installment Contracts, net of unearned discounts, average during the period (1)	$5,571,111	$3,177,850	$8,748,961	$1,014,166	$2,260,205	$3,274,371

Gross charge-offs	$249,738	$82,831	$332,569	$38,651	$26,593	$65,244
Recoveries	125,881	32,970	158,851	—	30,603	30,603

Net charge-offs	$123,857	$49,861	$173,718	$38,651	$(4,010)	$34,641

Net charge-offs as a % of avg. contracts during the period, annualized	8.89%	6.28%	7.94%	15.24%	(0.71)%	4.23%

(1) - Average is based on month-end balances

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$6,095,749	$3,402,541	$9,498,290	$1,239,463	$2,450,203	$3,689,666

Installment Contracts, net of unearned discounts, average during the period (1)	$4,091,902	$2,838,409	$6,930,311	$626,025	$2,086,921	$2,712,946

Gross charge-offs	$484,203	$168,289	$652,492	$42,962	$99,736	$142,698
Recoveries	219,159	85,225	304,384	—	110,557	110,557

Net charge-offs	$265,044	$83,064	$348,108	$42,962	$(10,821)	$32,141

Net charge-offs as a % of avg. contracts during the period, annualized	8.64%	3.90%	6.70%	9.15%	(0.69)%	1.58%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of Installment Contracts. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. In performing these periodic evaluations, management follows an appropriately-documented methodology. This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in this Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies, Judgments and Estimates.

Our allowance for credit losses was $390,343 at September 30, 2005 compared to $296,233 at December 31, 2004. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.11% at September 30, 2005 and 6.75% at December 31, 2004.

During the nine months ended September 30, 2005, our net Installment Contracts increased $5,111,349. This increase was the result of a $5,440,351 increase in automobile-secured contracts offset by a $329,002 decrease in all other Installment Contracts. The $5,440,351 increase in automobile-secured Installment Contracts was comprised of a $4,609,422 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $1,010,858 increase in Installment Contracts acquired through our Canadian point-of-sale program, offset by a $179,929 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. and Canadian portfolios from December 31, 2004 to September 30, 2005, we provided for a specific increase to our allowance for credit losses through a charge to earnings. This increase in our allowance for credit losses was partially offset by a specific reduction to our allowance for loan losses to account for the improvement in Installment Contract delinquencies from December 31, 2004 to September 30, 2005. As of December 31, 2004, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 6.92% of our outstanding Installment Contracts. As of September 30, 2005, delinquent accounts totaled 5.87% of our outstanding Installment Contracts.

The Company’s loss history in its U.S. portfolio of Installment Contracts and in its Canadian portfolio of automobile-secured Installment Contracts is limited. Due to this limited operating history, using historical loss ratios to predict future probable losses is of limited usefulness. Additionally, uncertainty exists with respect to the accuracy of our estimates of amounts we will recover through the sale of repossessed collateral and with respect to anticipated future economic conditions, both in the U.S. and Canada, and their effect on the performance of our portfolio of Installment Contracts. To account for these limitations and uncertainties, we recognized an additional provision for credit losses and further increased our allowance for credit losses.

During the nine months ended September 30, 2005, we experienced net charge-offs of $348,108, which represented 6.70% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2004, we experienced net charge-offs of $98,177, which represented 3.22% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in this Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of September 30, 2005.

The following tables set forth the activity in the allowance for credit losses for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$153,954	$163,980	$317,934	$157,287	$124,945	$282,232

Charge-offs	(249,738)	(82,831)	(332,569)	(38,651)	(26,593)	(65,244)
Recoveries	125,881	32,970	158,851	—	30,603	30,603

Net charge-offs	(123,857)	(49,861)	(173,718)	(38,651)	4,010	(34,641)

Provision for credit losses	158,871	74,688	233,559	63,237	10,795	74,032

Effect of foreign currency translation	—	12,568	12,568	—	8,118	8,118

Balance at end of period	$188,968	$201,375	$390,343	$181,873	$147,868	$329,741

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$139,921	$156,312	$296,233	$32,463	$164,235	$196,698

Charge-offs	(484,203)	(168,289)	(652,492)	(42,962)	(99,736)	(142,698)
Recoveries	219,159	85,225	304,384	—	110,557	110,557

Net charge-offs	(265,044)	(83,064)	(348,108)	(42,962)	10,821	(32,141)

Provision for credit losses	314,091	117,756	431,847	192,372	(29,799)	162,573

Effect of foreign currency translation	—	10,371	10,371	—	2,611	2,611

Balance at end of period	$188,968	$201,375	$390,343	$181,873	$147,868	$329,741

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

The Company began 2005 with $8,779,211 cash on hand and had cash on hand of $2,943,551 at September 30, 2005. Operating activities provided cash of $6,432 during the three month period ended September 30, 2005 and used cash of $765,847 during the nine months ended September 30, 2005. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $3,039,000 and $9,083,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three and nine month periods ended September 30, 2005, respectively. We collected principal payments on our Installment Contracts of approximately $1,438,000 and $3,953,000 during the three and nine month periods ended September 30, 2005, respectively.

The Company has no material commitments for capital expenditures as of September 30, 2005. However, the Company anticipates making significant investments in its accounting, servicing and underwriting software systems over the next three to twelve months. The Company expects to spend approximately $160,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

During the second quarter of 2005 the Company had received an indication of interest (although not a formal commitment) from a lending institution to provide the Company with a $5,000,000 revolving line of credit, to be secured by our Installment Contracts. During the third quarter of 2005 the lending institution informed the Company of its decision, based in part on the limited operating history of the Company, to not extend a line of credit to the Company at this time. Subsequently we have engaged an investment banking firm to assist us in securing debt and/or equity capital. This agreement is more fully described above under the heading Recent Developments. We can give no assurances that the Company will be successful in obtaining additional financing (either debt or equity) on terms acceptable to us.

Each and every calendar quarter, the Company is required to redeem approximately 320,000 outstanding shares of preferred stock, if, at the sole determination of the Company’s Board of Directors, the Company’s funds allow such redemption, taking into account the Company’s current and future cash requirements. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date and none are planned in the near term. Management and the Board of Directors believe that by operating the business and investing available cash in Installment Contracts they can provide a greater long-term return to preferred shareholders than would be available through immediate liquidation of the business and redemption of the preferred shares.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,910,000 as of September 30, 2005. Typically, the Company funds approximately 25% of its outstanding commitments. The Company had no other off-balance sheet arrangements as of September 30, 2005.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1*	Corrected Trustee’s Amended Plan of Reorganization
2.2*	Disclosure Statement for Trustee’s Amended Plan of Reorganization
3.1*	First Amended and Restated Certificate of Incorporation
3.1.1*	Certificate of Amendment to Certificate of Incorporation
3.2*	Bylaws
3.2.1*	Amendment to Bylaws
4.1*	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust
10.1*	Employment Agreement with Jerald L. Fenstermaker
10.2*	Investment Banking Agreement with Milestone Advisors, LLC
10.3*	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan
10.4*	Office Lease - 3058 East Elm
10.5**	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)
10.6**	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)
10.7**	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)
10.8**	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates
11.1	Statement Re: Computation of Per Share Earnings - See Note 5 to Condensed Consolidated Financial Statements
14.1***	Code of Ethics
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286).

** Incorporated by reference to the Company’s first amended registration statement filed on Form 10-SB/A on July 22, 2005 (File Number 000-51286).

*** Incorporated by reference to the Company’s quarterly report filed on Form 10-QSB on August 15, 2005 (File Number 000-51286).

In a Current Report on Form 8-K, filed by the Company on October 12, 2005 (and described under the heading Recent Developments in ITEM 2 herein), the Company reported that on October 10, 2005 the Company entered into an agency agreement with an investment bank to act as the Company’s exclusive placement agent in assisting the Company in raising new debt and/or equity capital.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: November 11, 2005	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer