Form 10KSB
period 2005-12-31
FREEDOM FINANCIAL GROUP INC
filed 2006-03-30
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________
Commission file number 000-51286

FREEDOM FINANCIAL GROUP, INC.
(Name of small business issuer in its charter)

Delaware	43-1647559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3058 East Elm Street, Springfield, Missouri 65802
(Address of principal executive offices)

Issuer's Telephone Number: 417-886-6600

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE
(Title of Class)

PREFERRED STOCK, PAR VALUE $0.0001 PER SHARE
(Title of Class)

TRUST CERTIFICATES
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer’s revenue for the year ended December 31, 2005 was $2,477,614.

The aggregate market value of the common stock held by non-affiliates (8,981,972 shares) as of March 15, 2006, is unknown because there is no market for the stock and there has been virtually no trading activity in the stock. The lack of market activity, combined with the fact that if the company were to liquidate today, all of the proceeds would be distributed to the holders of the issuer’s preferred stock, means that the common stock probably has little, if any, value.

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

As of March 15, 2006, 10,928,252 shares of common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.
ITEM 1.    DESCRIPTION OF BUSINESS

General

Freedom Financial Group, Inc. (the “Company,” “we” or “our”), a Delaware corporation formed in 2001, is a specialized consumer finance company engaged in the purchasing, servicing and collection of motor vehicle retail installment contracts originated by independent automobile dealerships. Our focus is on acquiring consumer installment contracts collateralized by motor vehicles ranging in age from one to eight years old at the date of acquisition, entered into with purchasers who have sub-prime credit (i.e., purchasers who, due to poor credit ratings or other circumstances, have limited or no access to traditional sources of consumer credit) but meet certain underwriting requirements.

Currently we are either licensed or otherwise authorized to purchase motor vehicle installment contracts in the following 16 states: Arkansas, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.

The Company has a wholly-owned Canadian subsidiary, T.C.G.-The Credit Group Inc. (“TCG”), which is a Winnipeg, Manitoba-based consumer finance company specializing in originating, purchasing, servicing and collecting sub-prime automobile-secured and other retail installment contracts. TCG operates in the following provinces: Alberta, British Columbia, Manitoba, New Brunswick, Northwest Territories, Nova Scotia, Ontario and Saskatchewan.

The Company's website address is www.ffgrp.net.

The Company herein collectively refers to all motor vehicle installment contracts, consumer installment contracts and small ticket leases that it acquires as “Installment Contracts.” The Company also collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers.”

The Company’s Predecessor and Reorganization Under Chapter 11

The Company is the successor (through Chapter 11 bankruptcy) to Stevens Financial Group, Inc. (“SFG”), formerly known as Sinclair Financial Group, Inc.

On March 19, 2001, SFG filed a voluntary petition for Chapter 11 bankruptcy (the “Chapter 11 Filing”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), Case Number 01-3105-ECF-RTB. SFG’s Amended Plan of Reorganization dated October 30, 2001 was confirmed by order of the Bankruptcy Court on March 14, 2002.

In anticipation of settling a significant portion of SFG’s claims against certain parties to the bankruptcy proceeding, the court-appointed Trustee, with the concurrence of the Company’s management, petitioned the Bankruptcy Court for, and was granted, SFG’s release from Chapter 11 effective January 1, 2003.

Shortly prior to January 1, 2003, SFG was merged into the Company, and on January 1, 2003, the Company issued 8,997,869 shares of redeemable convertible preferred stock to the Freedom Financial Group I Statutory Trust, a Delaware Statutory Trust, for the benefit of the Participating Creditors and 8,997,953 shares of common stock to the Participating Creditors. Shortly thereafter, the Company issued 970,000 shares of common stock to the Company’s new management group. Concurrent with the issuance of stock, the Company assumed the remaining assets and liabilities of SFC and SFC Trust. SCG became a subsidiary of the Company and was renamed as T.C.G.-The Credit Group Inc.

See the Company’s Registration Statement on Form 10-SB/A (second amendment), filed with the United States Securities and Exchange Commission on September 28, 2005, for additional information with respect to the bankruptcy proceedings of the Company’s predecessor.

Throughout 2003 and the first half of 2004, the Company, with the exception of TCG (which continued its operations), focused its efforts on resolving outstanding claims arising from the bankruptcy proceedings, collecting assets due to the Company under settlement agreements reached during, or as a result of, the bankruptcy proceedings, and converting non-earning and long-term assets into cash.

It was not until the second half of 2004 (and the resolution of the Company’s claim against BancInsure described below) that the Company commenced full-scale operations in the United States.

On June 9, 2004 the Company and BancInsure, an Oklahoma-based insurance carrier and provider of a Directors and Officers liability insurance policy to First Financial Trust Company ("FFTC"), entered into a settlement agreement under which BancInsure agreed to pay the Company $7,050,000 in settlement of all of the Company’s claims against FFTC and BancInsure. In accordance with the terms of the agreement, on August 13, 2004 the Company received $6,955,973, net of contingent legal fees.

This claim arose from the following circumstances: FFTC was a New Mexico based trust company that had guaranteed to repay the principal and interest on the FRI Certificates issued by SFG in the event of default by SFG. When SFG declared bankruptcy and defaulted on the FRI Certificates, FFTC failed to honor its guaranty. As a result, the bankruptcy Trustee, on behalf of the estate, filed a claim, and ultimately received a $15,000,000 judgment against FFTC and its officers. Unable to collect from FFTC, the Trustee instituted proceedings to collect the judgment from BancInsure through the Directors and Officers liability insurance policy it had issued to FFTC. BancInsure attempted to deny coverage, but ultimately settled and agreed to pay the Company $7,050,000, as described above.

Shortly after entering into its settlement agreement with BancInsure, the Company’s management and Board of Directors re-evaluated the Company’s business strategy in light of the Company having achieved its revised business strategy goals, specifically the receipt of sufficient funds from its settlement with BancInsure to allow the Company to move forward with a business plan, as opposed to liquidating the Company. This re-evaluation led to the business strategy described below.

Market and Competition

The Company operates in a highly competitive market. The automobile finance and general consumer finance markets historically have been served by a variety of financial institutions, including the captive finance affiliates of major automotive manufacturers¹, banks, savings institutions, credit unions, independent finance companies and leasing companies. Many of these competitors have significantly greater experience and financial resources than the Company, and offer a wider variety of financing alternatives.

We compete for the purchase and origination of Installment Contracts which meet our underwriting criteria on the basis of emphasizing our personal relationships with our Customers, by delivering consistently high levels of service and providing fast response time to our Customers.

Business and Growth Strategy

Our goal is to increase the Company’s profitability and create long-term shareholder value through the following strategies:

1. Targeted Market and Product Focus: We target the sub-prime automobile financing market. The Company’s primary focus is establishing a point-of-sale automobile financing program (whereby the Company buys individual Installment Contracts at the time of the automobile sale) through select independent dealers of pre-owned automobiles in certain geographic markets. Our point-of-sale automobile financing program is currently marketed in Missouri, Illinois, Kansas, Oklahoma, Indiana and Tennessee; and in the Canadian provinces of Manitoba and Alberta through our wholly-owned Canadian subsidiary, TCG. As of December 31, 2005 approximately 79% of our Installment Contracts portfolio was comprised of automobile-secured Installment Contracts.

Our strategy is to increase the volume of Installment Contracts we acquire through our point-of-sale automobile financing program. We anticipate achieving an increase in volume through expansion of our financing program in the geographic regions we currently serve and through marketing of our program in selected new regions contiguous to the regions in which we have established market presences. Through adherence to our business plan we anticipate that as of December 31, 2006 approximately 85-90% of our contracts receivable portfolio will be comprised of automobile-secured contracts. We believe that by selectively acquiring sub-prime Installment Contracts from independent used car dealers through our point-of-sale automobile financing program we can achieve relatively high yields while maintaining a manageable level of risk in our portfolio.

¹ This refers to finance companies created by automobile manufacturers to service the finance needs of their customers, such as GMAC for General Motors products and Ford Motor Credit Company for Ford Motor Company products.

In the past, the Company’s Canadian subsidiary, TCG, has acquired other types of Installment Contracts, including small ticket leases1, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While we anticipate TCG will continue to acquire such Installment Contracts, over time these types of Installment Contracts will comprise a steadily declining share of our overall portfolio. TCG’s future marketing efforts and resources will be primarily utilized towards generating growth in their point-of-sale automobile financing program.

The Installment Contracts we have acquired and that we anticipate continuing to acquire through our point-of-sale automobile financing program have the following general characteristics: a) principal balances between $5,000 and $15,000; b) maturities between 24 months and 54 months; c) interest rates at or near the maximum allowable by law, typically between 16% and 25%; d) obligors with credit scores between 475 and 575; e) loan-to-value ratios between 100% and 110%; and f) secured by vehicles one to eight years old. Independent dealers of pre-owned automobiles that generate Installment Contracts with characteristics similar to those in the preceding sentence are, and will continue to be, the primary focus of our marketing efforts and resources.

2. Expansion of Dealership Customer Base: We have established relationships with a number of independent used car dealers, sales merchants and lease brokers in the regions in which we conduct our business. Our strategy requires us to increase the number of these Customers with which we do business and increase the volume of Installment Contracts we acquire from these Customers.

3. Personalized Dealer Service Approach: We provide a high level of service to our Customers by fostering personal relationships between our Business Development Representatives and our Customers’ personnel. We further this personal approach by designating specific members of our underwriting department to work with specific Customers. This approach allows our Customers to work with the same underwriter over and over again. Generally, our Business Development Representatives live in proximity to the Customers with which they work, such that they are able to make regular personal visits to our Customers to answer questions, resolve issues and facilitate business between the Customers and the Company.

4. Computerized Information Systems: Our business strategy includes implementation of state-of-the-art computer information systems. We believe that computer information systems can be a critical factor in the success of specialized consumer finance companies. We are currently converting our loan accounting, servicing and collections software systems to an industry leading software system provided by Megasys, Inc. We anticipate installing a “front-end” underwriting software system in the second half of 2006 or early 2007. This system will be fully integrated with our loan accounting and collections software and will:

1  “Small ticket leases,” as defined by the Company, consist of consumer and small business lease contracts in amounts up to $25,000. These contracts are secured by a wide variety of merchandise including computers, electronics, office furniture, signage and display units and restaurant equipment and are acquired through a network of leasing brokers who work on behalf of various merchants and their customers.

(1)	allow the Company to receive credit applications directly into the system without the need for manual data entry;
(2)	automatically obtain an applicant’s credit bureau report;
(3)	compute debt ratios and generate a preliminary underwriting decision based on our underwriting criteria;
(4)	route the application to the appropriate underwriter for final disposition; and
(5)	generate letters of approval, conditional approval and denial automatically and send them electronically to the Customer.

5. Centralized Processes: We operate from two principal locations: Springfield, Missouri in the United States and Winnipeg, Manitoba in Canada. Substantially all of our underwriting, funding, servicing and collections activities are conducted from these two locations. By performing these functions from centralized locations, as opposed to multiple branch locations, we believe we can achieve operating efficiencies that will reduce our costs over time in comparison to our competitors.

6. Adherence to Underwriting Guidelines: The Company has developed underwriting guidelines for each product that it believes will produce relatively high yields while maintaining a manageable level of losses. The Company’s underwriters are trained to follow these guidelines, and any exceptions to these guidelines must be approved by the Company’s senior management. We believe that strict adherence to our underwriting guidelines prevents the Company from acquiring as many Installment Contracts as it would be able to under a less strict policy of adherence. However, we believe the market of potential Installment Contracts to be acquired is large enough that declining to acquire Installment Contracts that do not meet our underwriting criteria does not significantly impact the number of Installment Contracts we actually acquire.

Our general underwriting guidelines for Installment Contracts acquired in the United States through our point-of-sale program include the following criteria:

(1)	Maximum principal balance of $15,000;
(2)	Maximum contract maturity of 54 months;
(3)	Minimum annual percentage rate of 16.0%;
(4)	Maximum age of vehicle of eight years;
(5)	Borrower’s income no less than $1,500 per month;
(6)	Borrower’s debt-to-income ratio no greater than 45%;
(7)	Borrower must have a minimum of one year at current residence; and
(8)	Borrower must have a minimum of one year at current employer.

In addition to acquiring contracts through our point-sale program, the Company during 2004 and the first half of 2005 also acquired Installment Contracts in the United States in bulk purchase transactions consisting of between 10 and 50 loans per transaction. Pursuant to a vote of the Company’s Board of Directors on July 21, 2005, the Company no longer acquires Installment Contracts in bulk transactions. The Board has directed the Company’s management to focus all of its efforts and resources on expanding the Company’s point-of-sale automobile financing program. Several factors were considered by the Board in reaching this decision, among them: (a) the increasing volume of point-of-sale Installment Contracts being purchased by the Company; (b) the Company’s inability to consistently consummate bulk transaction purchases; (c) the desire to conserve cash for purchasing point-of-sale Installment Contracts; and (d) the lack of profits being generated from the bulk transaction line of business.

Our underwriting guidelines for Installment Contracts acquired in Canada through our point-of-sale automobile financing program include the following criteria (stated in Canadian dollars):

(1)	Maximum principal balance of $25,000;
(2)	Maximum contract maturity of 48 months;
(3)	Minimum annual percentage rate of 16.9%;
(4)	Maximum age of vehicle of ten years;
(5)	Borrower’s income no less than $1,750 per month; and
(6)	Borrower’s debt-to-income ratio no greater than 45%.

Our underwriting guidelines for Installment Contracts acquired in Canada, other than through our point-of-sale automobile financing program, include the following criteria (stated in Canadian dollars):

(1)	Minimum principal balance of $1,000;
(2)	Maximum principal balance of $25,000;
(3)	Minimum contract maturity of six months;
(4)	Maximum contract maturity of 48 months;
(5)	Minimum annual percentage rate of 16.5%; and
(6)	Borrower must provide employment and residency history for the previous three years.

7. Multiple Funding Sources: Maintaining liquidity will be a key to the ongoing success of our Company. Since January 1, 2003 the Company has funded the acquisition of its Installment Contracts with cash generated from its Canadian operations and from assets we acquired from the settlement of bankruptcy-related claims. The Company’s strategy is to cultivate multiple sources of funding so as to not be dependent upon a single source to meet its operating needs. The Company anticipates utilizing bank lines of credit, raising additional debt and equity capital, and obtaining secondary market financing through either the sale or securitization of its Installment Contracts over time. Factors we consider when determining whether to sell or securitize our Installment Contracts include, among others:

(1)	the current and anticipated cash requirements of the Company;
(2)	the anticipated sale price relative to the current outstanding principal balance;
(3)	whether or not the sale is expected to include the sale of servicing rights; and
(4)	the ability of the Company to meet its liquidity needs through other methods.

Operations

Regions:

We operate in the United States out of our corporate headquarters in Springfield, Missouri, and in Canada out of the headquarters of our wholly-owned subsidiary, TCG, in Winnipeg, Manitoba.

Business Development:

The Company intends to expand the number of Customers with which it conducts business. To achieve this goal the Company intends to recruit and train additional Business Development Representatives in selected target markets.

Our Business Development Representatives are responsible for improving our relationships with existing Customers and enrolling and educating new Customers to increase the number of Installment Contracts we acquire. The Company currently has three Business Development Representatives, all of whom are employees of the Company. Generally, our Business Development Representatives work out of home-based offices in the geographic territories in which they serve.

Our Business Development Representatives target selected Customers within their territory based upon the likelihood that the Customers can provide the Company with Installment Contracts that meet our underwriting guidelines. Business Development Representatives identify potential Customers through the following methods, among others: purchasing lists of automobile dealers in specific geographic regions, telephone prospecting, requesting referrals from current Customers, and attending used car auctions. Prior to receiving Installment Contracts from a Customer, the Company performs a review of the Customer, its business and management. Once a Customer is approved, the Company enters into a non-exclusive agreement containing certain representations and warranties by the Customer about the Installment Contracts.

After the Customer relationship is established, the assigned Business Development Representative actively monitors the relationship to meet the Company’s objectives with respect to the volume of applications meeting the Company’s underwriting guidelines. Due to the non-exclusive nature of the Company’s relationship with its Customers, our Customers retain discretion to determine whether to solicit financing from the Company or from other sources. Business Development Representatives regularly telephone and visit our Customers to reinforce the Company’s objectives and to answer any questions they may have. We believe that the personal relationships our Business Development Representatives foster with our Customers’ management personnel play a significant role in creating and maintaining profitable working relationships with our Customers.

Underwriting and Purchasing of Installment Contracts

The point-of-sale underwriting process begins when a credit application is sent to us via the Internet or facsimile. The Company’s underwriters are assigned specific Customers so that the underwriter becomes familiar with the Customer and the Customer’s personnel always work with the same underwriter. Each credit application received by the Company is routed to the appropriate underwriter for processing. The underwriter, with the assistance of a team of loan processors, reviews the application, the consumer’s credit bureau report, the proposed structure and pricing of the contract and other relevant information to determine whether to approve, decline or make a counteroffer to the Customer. Each underwriter’s lending level and approval authority is established based on each individual underwriter’s credit experience and past performance.

Once a credit decision has been made, we send a response to the Customer via the Internet or facsimile specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term or addition of a co-signer. All approvals, whether conditional or not, are subject to the Company verifying the applicant’s income and employment.

If the Customer accepts the terms of approval, the Customer is required to deliver all of the necessary contract documentation to us. All contract documentation is received by our funding department and assigned to a funding specialist. The funding specialist audits the contract documentation for accuracy, completeness and consistency with the credit application and the underwriting approval. The funding specialist gives final approval once he/she concludes that the contract documentation meets our criteria. Upon final approval the contract documentation is forwarded to our accounting department. Our accounting department processes a wire transfer of funds directly into the Customer’s account or prepares a check and promptly sends it to the Customer. The completed contract file is then sent to our servicing department for processing.

Servicing and Collections

We service all of the Installment Contracts we acquire. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining our security interest in the collateral and repossessing and selling collateral when necessary.

We use periodic billing statements to serve as a reminder to borrowers that they have payments coming due. We believe this method is more effective in controlling delinquency, and therefore losses, than payment coupon books which are given to the borrower at the time the Installment Contract is acquired.

To expedite the collection process, we accept payments from borrowers in person, through the mail, through third party payment processing services and through direct debiting of borrower accounts. All payments, regardless of form, are processed by payment processing personnel. We charge late fees, where allowed by law, on any payment received after the expiration of the applicable grace period.

Our collections personnel typically are assigned specific Installment Contracts based on their delinquency, with more seriously delinquent Installment Contracts being assigned to those collectors the Company deems best able to work with the borrower to bring the Installment Contract current.

Generally, after a scheduled payment remains unpaid after 60 days the Company will initiate repossession of the collateral. However, if an Installment Contract is deemed uncollectible or if the collateral is in danger of being damaged, destroyed or made unavailable for repossession, the Company will initiate repossession of the collateral without regard to the length of payment delinquency. We typically subcontract collateral repossession to third parties that are in the business of collateral repossession on behalf of secured parties. After the collateral is repossessed, we send a letter to the borrower notifying him/her of our intent to sell the collateral unless the borrower cures the event of default within the time prescribed by law. If the event of default still exists after the applicable “right to cure period” has expired, the Company will prepare the collateral for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, and all other types of repossessed collateral through channels deemed appropriate by management.

Upon repossession and sale of the collateral, any deficiency balance remaining is pursued against the borrower as the Company deems practical and only to the extent permitted by law. Generally, we will pursue collection of a deficiency balance so long as it remains profitable for us to do so. Typically, this pursuit will average three to four months, but can last 18 months or more if a borrower continues to show a willingness to pay. If, after the Company’s attempt to collect the deficiency balance, a balance remains outstanding, we will give the account to a collection agency that specializes in hard to collect deficiency balance accounts. These collection agencies typically charge fees equal to a predetermined percentage of any amounts they collect.

It is our policy to reverse all accrued interest receivable on Installment Contracts 91 days or more contractually past due. All Installment Contracts for which collateral has been repossessed or is in the process of repossession are reclassified from Installment Contracts to repossessed assets at estimated fair value with any adjustment recorded against the allowance for credit losses. Additionally, all Installment Contracts 121 days or more contractually past due are charged off. After an Installment Contract is charged off, we attempt to collect the deficiency balance. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or through exercise of other legal remedies as may be appropriate. In some cases, particularly where recovery is believed to be less likely, the Installment Contract may be assigned to a collection agency.

In certain unusual circumstances, the Company may offer credit-related modifications or extensions to a borrower. These modifications and extensions are offered only when the Company believes that the borrower’s financial difficulty has been resolved or will no longer impair the obligor’s ability to make future payments as they become due.

Marketing and Advertising

The Company’s marketing efforts are directed primarily towards independent automobile dealers and to a lesser extent towards leasing brokers and other originators of retail installment contracts. The Company performed a limited amount of telephone prospecting of automobile dealers, primarily in St. Louis, Chicago and Kansas City, during 2004. At the end of 2004 the Company hired a Marketing Manager to expand our marketing efforts. Over the course of 2005 we:

(1)	expanded our telephone prospecting activities to include additional geographic regions;
(2)	installed a computerized sales prospecting and forecasting software system;
(3)	increased our visibility throughout the industry; and
(4)	developed a set of standardized marketing tools for use by our Business Development Representatives.

During 2006 the Company’s marketing efforts will consist primarily of continuing to build brand awareness throughout the regions in which we currently operate and to a lesser extent marketing our point-of-sale program in select new regions contiguous to the regions in which we already have a market presence.

The Company presently does an insignificant amount of traditional advertising (i.e. radio, television, newspaper and magazine) and has no plans to change its utilization of such methods in the near future.

The Company solicits Customers for its direct loan program in Canada primarily through direct mailings to current or former borrowers who have a favorable payment history with the Company.

Taxation

FFG has approximately $28,000,000 of net operating loss carryforwards as of December 31, 2005 available to offset future United States federal corporate income taxes. FFG and TCG utilize a basic cost-sharing agreement to minimize TCG’s taxable income.

Employees

The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. At December 31, 2005 the Company had 27 full-time, and two part-time, employees, none of whom were covered by collective bargaining agreements. We believe we have good relationships with our employees.

Government Regulation

The Company is subject to regulation, supervision and licensing under various federal, state, provincial and local statutes, ordinances and regulations. The Company is required to comply with the laws of those states and provinces in which it conducts operations. We believe that we are in compliance with these laws and regulations.

Consumer Protection Laws

When the Company acquires an Installment Contract, it creates a creditor/debtor relationship between the Company and the consumer who executed the Installment Contract. There are numerous federal and state laws and regulations that are designed to protect consumers such as those with whom the Company has a creditor/debtor relationship. The following is a brief description of several of these laws:

(1)	The Fair Debt Collection Practices Act prohibits third-party debt collectors from employing deceptive or abusive conduct in the collection of consumer debts incurred for personal, family or household purposes. Such collectors may not contact debtors at odd hours, subject them to repeated telephone calls, threaten legal action that is not actually contemplated, or reveal to other persons the existence of debts. The Act generally does not apply to creditors who, using their own name, are collecting on debts owed to them.

(2)
The Truth in Lending Act requires consumer credit institutions to provide customers with accurate written information about the cost of credit, including the annual percentage rate charged and the finance charges added to the loan. Sufficient information must be provided to allow the consumer to make a valid comparison of different lending institutions' credit terms.

(3)
The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved and the reason for the rejection.

(4)
The Fair Credit Reporting Act protects information collected by consumer reporting agencies such as credit bureaus. Information in a consumer report cannot be provided to anyone who does not have a purpose specified in the Act. Companies that provide information to consumer reporting agencies have specific legal obligations, including the duty to investigate disputed information. Under this Act credit providers are required to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

(5)
The Gramm-Leach-Bliley Act (“GLB Act”) governs the handling of consumer financial information. Under the GLB Act, financial institutions have restrictions on when they may disclose a consumer's personal financial information to nonaffiliated third parties. The GLB Act grants consumers the ability to opt-out of the disclosure of their financial information to most nonaffiliated third parties, subject to certain exceptions. In addition, the GLB Act requires financial institutions to provide notices to customers about its privacy practices and policies.

(6)
Federal Trade Commission (the “FTC”) rules limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rule provides for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. With respect to used vehicles specifically, the FTC’s rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles.

(7)
The Soldiers’ and Sailors’ Civil Relief Act requires lenders to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

(8)
The Electronic Funds Transfer Act prohibits creditors from requiring customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to us. We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

In addition to the federal laws listed above, most states have their own versions of consumer protection laws as well as laws that specifically govern consumer installment contracts for motor vehicles and other goods. Many of these laws impose finance charge ceilings, restrictions on late fees, default charges, and other fees that may be charged, and require contract disclosures in addition to those required under federal law. TCG is subject to similar consumer protection laws in Canada. In some cases these provisions, if violated, could affect the Company’s ability to enforce the Installment Contracts it purchases or originates.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this annual report.

Accumulated Deficit and Operating Losses

The Company had a substantial accumulated deficit as of December 31, 2005 of $2,446,970 and cumulative operating losses of $2,997,015 over the three year period ended December 31, 2005. We can give no assurances that the Company will show an operating profit at any time in the future. If the historical losses continue for a protracted period, the Company could become unable to continue as a going concern.

Need for Additional Financing

Based upon the Company’s business strategy, we may not be able to meet our cash requirements over the next 12 months. The Company is actively pursuing debt and/or equity financing to meet these cash requirements, but it has no commitment for such additional financing. The Company’s continued operations beyond 2006 will depend upon future operating cash flows, if any, and the availability of significant future equity and/or debt financing. We can give no assurance that the Company will be able to generate sufficient operating cash flows or be able to obtain additional financing on terms satisfactory to the Company.

Uncertain Return of Investment

An investment in our equity securities is subject to a high degree of risk. No one should purchase our equity securities that is not able to risk the loss of their entire investment.

Dependence on Key Personnel

The Company is dependent upon the services and business expertise of its three executive officers. The loss of any one of these individuals could have a material adverse effect on the Company. Mr. Jerald L. Fenstermaker has served the Company as President and Chief Executive Officer since June 2001. Mr. Daniel F. Graham joined the Company as Chief Financial Officer in January 2002. Mr. James K. Browne has been President and Chief Operating Officer of the Company’s Canadian subsidiary, TCG, since its inception in September 1997. Mr. Fenstermaker has an employment agreement with the Company which allows him to terminate the agreement with 30 days’ written notice to the Company. Messrs. Graham and Browne do not have employment agreements with the Company.

The Company believes that its future success will depend upon its ability to attract and retain skilled and knowledgeable management and operations personnel. We can give no assurance that the Company will be successful in retaining key employees or in securing the services of other qualified personnel.

No Dividends

The Company has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The Company’s Certificate of Incorporation prohibits the Company from paying dividends on its common stock so long as the Company’s preferred stock remains outstanding. The Company intends to use any income generated from operations to (i) fund future growth of the Company and (ii) redeem its preferred stock. After the redemption or conversion of all preferred stock, payment of dividends on our common stock in the future would depend upon the Company’s profitability at the time, the amount of cash available to pay dividends, and other factors.

Installment Contract Prepayment and Default

Our results of operations, financial condition, cash flows and liquidity depend, to a material extent, on the performance of the Installment Contracts we acquire. A portion of the Installment Contracts we acquire will default or prepay. Default rates are adversely affected by, among other things, economic slowdowns which typically tighten consumer household liquidity. In the event of default, the collateral value, if any, may not cover the outstanding contract balance and the costs of recovery. We maintain an allowance for credit losses which reflects management’s estimate of probable credit losses that can be reasonably estimated. If the allowance is inadequate, then we would recognize as an expense the losses in excess of such allowance, and our results of operations could be adversely affected.

Risks Related to Business Expansion

The Company’s ability to accomplish its goals, including the ability to significantly grow the business, is dependent upon the successful implementation of its business strategy. The single most important factor in growing the business will be our ability to attract new Customers.

The Company’s business strategy and expansion plans may place significant strain on the Company’s management, working capital, financial and management control systems, and staff. The failure of the Company to properly respond to these needs by failing to maintain or upgrade financial and management control systems, failing to recruit additional qualified personnel or failing to respond effectively to difficulties encountered during expansion could adversely affect the Company’s business, financial condition and results of operations. Although we have taken steps to ensure our management and financial systems and controls are adequate to address the Company’s current needs and are attempting to recruit and train additional staff, there can be no assurance that the Company’s systems, controls and staff will be adequate to sustain future growth.

Competition

The sub-prime and near-prime consumer finance industry is extremely competitive and highly fragmented. Lenders compete on pricing, contract terms, quality of credit accepted and on quality of service provided. Gross yields on sub-prime contracts are at a level that attract niche lenders to enter the market, which can negatively impact demand for our products. Likewise, an overall expansion of the supply of consumer credit can lessen demand for our products.

The Company competes against numerous competitors offering substantially the same products and services as the Company offers. Our competitors include: consumer finance companies of all sizes; local and regional banks and credit unions; and national and global banking and other financial institutions. Most, if not all of our competitors have a stronger market presence and may have significantly greater financial, marketing and advertising resources than the Company. Our ability to compete successfully will depend in large part on our relationships with our Customers and the willingness of our Customers to offer us Installment Contracts that meet our underwriting and pricing criteria. We can give no assurance that we will be able to successfully compete in the markets we target.

Reliance on Foreign Markets

A significant portion of the Company’s revenues and operating cash flows is generated from our Canadian subsidiary. Any adverse regulatory or economic conditions impacting the Canadian markets in which we compete could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Adverse Economic Conditions

We are a specialized consumer finance company whose activities are dependent upon acquiring motor vehicle and retail installment contracts. Our ability to acquire Installment Contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of used motor vehicles and other retail goods in those markets. A prolonged or significant downturn in these sales could have a material adverse impact upon us, our results of operations and our ability to implement our business plan.

The used motor vehicle industry, in particular, is sensitive to adverse economic conditions. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the sale of used motor vehicles and higher default rates on motor vehicle contracts. We can give no assurance that such economic conditions will not occur, or that such conditions will not adversely impact our results of operations.

No Active Trading Market for Our Stock

No established trading market currently exists for our securities. Although we may, in the future, attempt to have our securities quoted in the Pink Sheets and/or on the OTC Bulletin Board, there can be no assurance that an active market will develop, or if any such market does develop, that it will continue to exist. To the extent that brokerage firms act as market makers for our securities on the OTC Bulletin Board, they may be a dominating influence in any market that might develop, and the degree of participation by those firms may significantly affect the price and liquidity of our common and preferred stock. These firms may discontinue their market making activities at any time. The prices at which our securities are traded in the market will be determined by these firms and by the purchasers and sellers of our securities, and may not necessarily relate to our assets, book value, results of operations or other established and quantifiable determinants of value. Securities quoted on the Pink Sheets and OTC Bulletin Board are often thinly traded, highly volatile and not followed by analysts. Consequently, investors may have difficulty reselling our securities.

ITEM 2.    DESCRIPTION OF PROPERTY

We conduct our principal U.S. operations at leased facilities at 3058 E. Elm Street, Springfield, MO 65802. This facility, under lease until July 31, 2006, is approximately 6,600 square feet and consists principally of office and document storage space. The Company pays approximately $3,000 per month for the use of these facilities.

We conduct our principal Canadian operations at a Company-owned facility at 114 Regent Avenue West, Winnipeg, Manitoba Canada, R2C 1P9. The facility, acquired in 2003, consists of approximately 4,200 square feet of office space and 1,300 square feet of document storage space.

We believe that these facilities are suitable for our use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space we might need in the future will be available at commercially reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceeding other than routine litigation that is incidental to the Company’s business.

As a consumer finance company, the Company can be subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violation of bankruptcy stay provisions, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. The Company, as assignee of Installment Contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers against dealers. The Company is also subject to other litigation common to the automobile finance industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief typically requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages.

Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company.

ITEM 4.    SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.   There currently is no public trading market for the Company’s common stock.

Holders.   As of December 31, 2005, there were approximately 2,800 holders of the Company’s common stock.

Dividends.   The Company has not declared any dividends for the last two fiscal years. Pursuant to the Company’s Certificate of Incorporation, so long as any preferred stock is outstanding, no dividend or distribution may be declared or paid on any shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans.   The Company did not have any securities authorized for issuance under any equity compensation plans as of December 31, 2005.

Recent Sales of Unregistered Securities.   The Company sold no unregistered securities during the fiscal year ended December 31, 2005.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” and “expect,” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with business expansion; (ii) the ability to obtain sufficient outside debt and/or equity financing on terms acceptable to us in order to meet our cash requirements over the coming 12 months; (iii) our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company; and (iv) the risk of adverse economic conditions lessening demand for our products.

Readers are referred to the caption “Risk Factors” appearing at the end of Part I, Item 1, Description of Business above, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-KSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and other information included or incorporated by reference herein.

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

The Company’s predecessor, SFG, filed for Chapter 11 bankruptcy on March 19, 2001. See the Company’s Registration Statement on Form 10-SB/A (second amendment), filed with the United States Securities and Exchange Commission on September 28, 2005, for detailed information with respect to the bankruptcy proceedings of the Company’s predecessor. Also see Part I, Item 1, under the heading The Company’s Predecessor and Reorganization Under Chapter 11 above and also the Company’s Consolidated Financial Statements and the related notes thereto, found in Part II, Item 7 below.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While TCG will continue to acquire these types of Installment Contracts, TCG’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s Installment Contracts portfolio comprised of sub-prime automobile loans is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%

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

The Company considers the determination of the allowance for credit losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance for credit losses that management believes is adequate to absorb reasonably estimable probable losses in the Company’s portfolio of Installment Contracts. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of the Company’s portfolio of finance receivables and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, value of collateral, the amount and timing of expected future cash flows on delinquent loans, estimated losses and general amounts for historical loss experience. The process also considers prevailing and expected future economic conditions, uncertainties in estimating losses and inherent risks in the Installment Contracts portfolio. All of these factors may be subject to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that would adversely impact our earnings in future periods.

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

Selected Financial Data for the Years Ended December 31, 2005 and 2004

The following table presents selected information regarding our operations and financial condition during the past two fiscal years. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 7, and with Management’s Discussion and Analysis.

	2005	2004
Consolidated Summary of Operations:
Interest income	$2,266,115	$1,141,690
Recovery of charged-off finance receivables	113,974	156,481
Other income	97,525	99,318
Total revenues	2,477,614	1,397,489

Provision for credit losses	620,137	187,030

Net revenues after provision for credit losses	1,857,477	1,210,459

Operating expenses	2,575,736	2,211,178

Operating loss	(718,259)	(1,000,719)

Non-operating income	2,671	1,016,995

Income (loss) before income taxes	(715,588)	16,276

Income taxes	—	—

Net income / (loss)	$(715,588)	$16,276

Earnings (loss) per share, basic and diluted	$(0.07)	$0.00

Consolidated Summary of Financial Condition:
Installment Contracts, net	$9,756,170	$4,084,479
Total assets	$12,619,675	$13,310,925

Total liabilities	$319,643	$439,249
Total stockholders' equity	$12,300,032	$12,871,676

Other Selected Data:
Installment Contracts acquired during the year (total principal amount)	$12,191,958	$5,980,378
Purchase price of Installment Contracts Acquired	$11,357,622	$5,156,281
Percentage of dollar amount paid to principal balance acquired	93.16%	86.2%
Number of Installment Contracts acquired during the year	2,062	1,748
Average principal balance acquired	$5,913	$3,421

Results of Operations and Comparison for the Years Ended December 31, 2005 and 2004

Interest Income

Our interest income totaled $2,266,115 and $1,141,690 for the years ended December 31, 2005 and 2004, respectively. The following table presents information relative to the average balances and interest rates of our interest earning assets for the years ended December 31, 2005 and 2004, respectively.

	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$ 7,638,894	$2,129,102	27.87%	$ 3,051,235	$ 1,036,346	33.96%
Cash and cash equivalents	4,887,118	132,878	2.72%	5,756,745	83,045	1.44%
Notes receivable	46,330	4,135	8.93%	189,116	22,299	11.79%

Total	$ 12,572,342	$2,266,115	18.02%	$ 8,997,096	$ 1,141,690	12.69%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2004 and 2005 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$ 1,240,798	$ (148,040)	$ 1,092,758
Cash and cash equivalents	(10,260)	60,093	49,833
Notes receivable	(13,743)	(4,423)	(18,166)

Total Interest Income	$ 1,216,795	$ (92,370)	$ 1,124,425

Provision for Credit Losses

Our consolidated provision for credit losses increased from $187,030 in 2004 to $620,137 during 2005. This increase is primarily the result of the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire contracts receivable, and the average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses increased $364,558, from $2,211,178 during 2004 to $2,575,736 during 2005 - an increase of 16%. A summary of these expenses follows:

	2005	2004	Percent Change

Salaries and benefits	$1,488,085	$1,146,355	30%
Professional fees	490,163	458,240	7%
Legal fees - pending claims	0	64,084	-100%
Reorganization costs	0	95,941	-100%
Trust administration	21,406	14,145	51%
Servicing and collections	84,629	29,169	190%
Other	491,453	403,244	22%
Total	$2,575,736	$2,211,178	16%

Salaries and benefits increased primarily as a result of employees hired during 2005 to fill new positions within the Company necessitated by the Company’s growth during 2005. Professional fees increased primarily as a result of the initial registration of the Company’s stock with the United States Securities and Exchange Commission. We incurred legal fees during 2004 in connection with our claims against FFTC and BancInsure which did not recur in 2005 as a result of the Company reaching a settlement of those claims during the third quarter of 2004. Reorganization costs decreased from 2004 to 2005 as the reorganization proceedings were finalized in 2004. Expenses for administration of the Freedom Financial Group I Statutory Trust were higher in 2005 than in 2004 due to an increase in the cost of liability insurance. Servicing and collections includes direct costs of servicing and collection activities paid to third parties which increased as a result of the growth in the Company’s portfolio of Installment Contracts during 2005.

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

The Company’s average acquisition cost for the year ended December 31, 2005 was approximately $610 per acquired Installment Contract. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the year ended December 31, 2005, the Company’s book-to-look ratio was 10.4%. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us.

The Company’s average monthly servicing cost per serviced Installment Contract during the year ended December 31, 2005 was $19.55 per contract. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While the Company does not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is reduce these response times to better serve the needs of our Customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to more precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2006.

Nonoperating Income

The Company’s consolidated statement of operations for the year ended December 31, 2004 reflects the following non-recurring non-operating income items, which did not recur in 2005, as follows:

Gain on settlement of pending claims	$955,973
Gain on settlement of note receivable	61,022
Total non-operating income (expense)	$1,016,995

Comparison of Financial Condition at December 31, 2005 and 2004

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $12,191,958 and $5,980,378 of Installment Contracts during the years ended December 31, 2005 and 2004, respectively. We invested cash of approximately $11,380,000 and $5,129,000, respectively (including payments of dealer reserves and dealer holdbacks), to acquire these contracts. As a result of these acquisitions, our portfolio of Installment Contracts, net of allowances for credit losses, increased from $4,084,479, net of an allowance for credit losses of $302,462, at December 31, 2004, to $9,756,170, net of an allowance for credit losses of $412,228, at December 31, 2005.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of December 31, 2005 and 2004, respectively, follows:

	December 31, 2005			December 31, 2004
	United States	Canada	Total	United States	Canada	Total
Automobiles	$6,828,324	$1,628,657	$8,456,981	$1,963,446	$220,064	$2,183,510
Equipment leases	—	704,484	704,484	—	999,724	999,724
Bulk food	—	863,167	863,167	—	962,070	962,070
Other	—	742,534	742,534	—	760,536	760,536
Total	6,828,324	3,938,842	10,767,166	1,963,446	2,942,394	4,905,840

Less
Unearned discount	390,979	207,789	598,768	297,190	221,709	518,899
Allowance for credit losses	199,558	212,670	412,228	146,150	156,312	302,462
Net	$6,237,787	$3,518,383	$9,756,170	$1,520,106	$2,564,373	$4,084,479

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of December 31, 2005 and 2004, respectively:

	December 31, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,828,324	100%	$3,938,842	100%	$10,767,166	100%

Period of delinquency:
30 - 59 days	$499,705	7.32%	$62,377	1.58%	$562,082	5.22%
60 - 89 days	155,349	2.28%	42,591	1.08%	197,940	1.84%
90 - 119 days	104,842	1.54%	36,139	0.92%	140,981	1.31%

Total	$759,896	11.13%	$141,107	3.58%	$901,003	8.37%

	December 31, 2004
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$1,963,446	100%	$2,942,394	100%	$4,905,840	100%

Period of delinquency:
30 - 59 days	$167,009	8.51%	$50,547	1.72%	$217,556	4.43%
60 - 89 days	60,788	3.10%	15,660	0.53%	76,448	1.56%
90 - 119 days	24,133	1.23%	21,434	0.73%	45,567	0.93%

Total	$251,930	12.83%	$87,641	2.98%	$339,571	6.92%

The following table sets forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the years ended December 31, 2005 and 2004, respectively:

	2005			2004
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of year	$6,437,345	$3,731,053	$10,168,398	$1,666,256	$2,720,685	$4,386,941

Installment Contracts, net of unearned discounts, average during the year (1)	$4,618,042	$3,020,851	$7,638,893	$820,265	$2,230,969	$3,051,234

Gross charge-offs	$727,924	$232,726	$960,650	$96,085	$138,360	$234,445
Recoveries	332,498	104,996	437,494	17,400	123,299	140,699

Net charge-offs	$395,426	$127,730	$523,156	$ 78,685	$15,061	$93,746

Net charge-offs as a % of avg. contracts during the year	8.56%	4.23%	6.85%	9.59%	0.68%	3.07%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of Installment Contracts. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. In performing these periodic evaluations, management follows an appropriately-documented methodology. This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in this Item 6, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies, Judgments and Estimates.

Our allowance for credit losses was $412,228 at December 31, 2005 compared to $302,462 at December 31, 2004. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.05% at December 31, 2005 and 6.89% at December 31, 2004.

During the year ended December 31, 2005 our outstanding net Installment Contracts increased $5,781,457. This increase was a $6,165,625 increase in Installment Contracts secured by automobiles offset by a $384,168 decrease in all other Installment Contracts. The $6,165,625 increase in automobile-secured Installment Contracts was comprised of a $389,428 decrease in Installment Contracts acquired through bulk purchases, a $5,160,518 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $1,394,535 increase in automobile-secured Installment Contracts acquired by our Canadian subsidiary, TCG.

As a result of the increase in automobile-secured Installment Contracts in our U.S. and Canadian portfolios from December 31, 2004 to December 31, 2005, we provided for a specific increase to our allowance for credit losses through a charge to earnings. This increase in our allowance for credit losses was partially offset by a specific reduction to our allowance for credit losses to account for the improvement in Installment Contract delinquencies in our U.S. portfolio from December 31, 2004 to December 31, 2005.

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

During the year ended December 31, 2005, we experienced net charge-offs of $523,156, which represented 6.85% of our average outstanding Installment Contracts. During the year ended December 31, 2004 we experienced net charge-offs of $93,746, which represented 3.07% of our average outstanding Installment Contracts. As a result of this increase in net charge-offs, we provided for a specific increase to our allowance for credit losses.

Based on the analyses we performed related to the allowance for credit losses as described above and under “Critical Accounting Policies, Judgments and Estimates,” we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of December 31, 2005.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2005 and 2004, respectively.

	2005			2004
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of year	$146,150	$156,312	$302,462	$32,463	$164,235	$196,698

Charge-offs	(727,924)	(232,726)	(960,650)	(96,085)	(138,360)	(234,445)
Recoveries	332,498	104,996	437,494	17,400	123,299	140,699

Net charge-offs	(395,426)	(127,730)	(523,156)	(78,685)	(15,061)	(93,746)

Provision for credit losses	448,834	171,303	620,137	192,372	(5,342)	187,030

Effect of foreign currency translation	—	12,785	12,785	—	12,480	12,480

Balance at end of year	$199,558	$212,670	$412,228	$146,150	$156,312	$302,462

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling between $15,000,000 and $18,000,000 (roughly, between 2,500 and 3,000 Installment Contracts) during the next twelve months. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of $13,800,000 to $17,280,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank financing and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

The Company began 2004 with $4,280,766 cash on hand and ended the year with $8,779,211. During 2004 the Company used $918,943 to fund its operating activities. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $5,129,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts and collected principal payments on our Installment Contracts of approximately $3,398,000 during 2004.

We collected principal payments on notes receivable of $198,891 during 2004.

As of January 1, 2004 the Company had a pending claim against certain parties connected to the bankruptcy. This claim was settled during 2004 and the Company received $6,955,573 (net of contingent legal fees of approximately $105,000) as a result of the settlement.

Capital expenditures for 2004, primarily for computers, office equipment and software, totaled $64,973.

The Company began 2005 with $8,779,211 cash on hand and ended the year with $2,192,075. During 2005 the Company used $625,310 to fund its operating activities. We invested approximately $11,380,000 to acquire Installments Contracts and collected principal payments on our Installment Contracts of approximately $5,430,000.

Capital expenditures for 2005, primarily for computers, office equipment and software, totaled $62,473.

The Company has received all of the assets it expects to receive from the bankruptcy proceeding and our related claims. There will be no impact on the Company’s liquidity during 2006 as a result of these or similar items.

The Company has no material commitments for capital expenditures as of December 31, 2005. However, the Company anticipates making significant investments in its accounting, servicing and underwriting software systems over the next twelve months. The Company expects to spend approximately $160,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

During the fourth quarter of 2004 we engaged in discussions with certain third party investment groups in an attempt to raise up to $4,000,000 in equity financing through the sale of our common stock in a private offering. In connection with these contemplated transactions we engaged Milestone Advisors, LLC, a Washington, D.C.-based investment banking firm to, among other things, review the Company’s business plan, provide an analysis of the sub-prime automobile financing industry in the U.S. and give a fairness opinion on the contemplated equity transaction. During this process it was determined that, due to the preferential rights of our preferred stock over our common stock, a sale of our common stock in a private offering would likely require the conversion of the Company's outstanding preferred stock into common stock. Before taking that step the Company decided to investigate debt financing as an alternative. Discussions with certain providers of debt financing (primarily regional banking institutions and specialized lending subsidiaries of large money center banks) led the Company to conclude that obtaining debt financing was preferable to equity financing at that time. Consequently, the Company suspended its efforts to consummate this particular equity transaction and focused its efforts on obtaining a revolving line of credit or similar facility.

During the first half of 2005 we engaged in various negotiations with several lending institutions for an $8,000,000 to $10,000,000 line of credit, to be secured by our Installment Contracts. During this time we also had preliminary discussions with certain potential equity investors and investment bankers in anticipation of raising between $5,000,000 and $10,000,000 in outside equity financing once we had secured a line of credit. We were unable to obtain additional financing on terms acceptable to us as a result of these discussions and negotiations.

Shortly thereafter, on October 10, 2005, the Company hired Flagstone Securities, an investment banking firm, to act as the Company’s exclusive placement agent in connection with raising additional debt and/or equity capital. The work performed by Flagstone Securities on our behalf during the fourth quarter of 2005 lead the Company to several conclusions:

1.	Relying solely on debt financing to meet the Company’s future cash requirements would be too expensive;
2.	A combination of debt and equity financing would give the Company its best chance for obtaining the amount of capital it will require over the next several years at the most competitive pricing; and
3.	Equity financing is not available to the Company so long as the Company’s preferred stock remains outstanding.

Given these conclusions, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to convert all of the Company’s outstanding preferred stock into common stock. To that end, the Board of Directors requested that the Trust Supervision Committee of the Freedom Financial Group I Statutory Trust (the Delaware statutory trust which holds all of the Company’s outstanding preferred stock) take the necessary steps to convert the Company’s outstanding preferred stock into common stock.

On January 25, 2006 the Trust Supervision Committee filed a Motion to Reopen Case with the United States Bankruptcy Court for the District of Arizona, regarding the bankruptcy case of the Company’s predecessor. Concurrently therewith, the Trust Supervision Committee filed a Motion for Declaratory Relief seeking the Court’s Declaratory Judgment resolving any ambiguity which may exist under the court approved Plan of Reorganization (and other operative documents) regarding conversion of the Company’s preferred stock. On March 27, 2006 the Bankruptcy Court issued an Order on the Motion for Declaratory Relief. In its Order, although noting that it makes “compelling economic sense” to convert the Company’s outstanding preferred stock into common stock, the Court determined that the Trust Supervision Committee lacks the power to convert the Company’s outstanding preferred stock into common stock without a majority vote of the Trust’s beneficiaries (the Trust Certificate holders). The Company’s Board of Directors is in the process of examining its options in light of the Court’s Order.

Because of the uncertainty about whether the Company will be able to obtain debt or equity financing in the near future, the Company has been negotiating, through Flagstone Securities, with several lending institutions for a short-term bridge loan to fund the Company’s operations until such time as the Company is able to acquire more permanent sources of financing. We can give no assurances that the Company will be successful in obtaining a short-term bridge loan, converting its outstanding preferred stock into common stock or obtaining other forms of additional financing (either debt or equity) on terms acceptable to us.

In addition to funding our growth through internally generated cash flow, debt financing and equity financing, the Company’s long range strategy envisions the occasional sale of Installment Contracts in private placements to investment groups and the securitization of Installment Contracts through the secondary markets. We can give no assurance that we will be successful in these efforts.

So long as the Company’s preferred stock remains outstanding, the Company is required to systematically redeem the outstanding preferred stock at the discretion of the Board of Directors. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date and none are planned in the near term. Management and the Board of Directors believe that by operating the business and investing available cash in installment contracts they can provide a greater long-term return to preferred shareholders than would be available through immediate liquidation of the business and redemption of the preferred shares.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling $1,326,407 as of December 31, 2005. Typically, the Company funds approximately 40% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement calls for the Company to pay nonrefundable advisory fees totaling $60,000, $30,000 of which remained unpaid as of December 31, 2005.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of December 31, 2005, are:

2006	$26,001
2007	3,341

$29,342

The Company had no other off-balance sheet arrangements as of December 31, 2005.

ITEM 7.    FIANCIAL STATEMENTS

See the consolidated financial statements attached to the end of this annual report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III.
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The following table sets forth the name, age and position of each person who serves as a director or executive officer of the Company as of December 31, 2005.

Name	Age	Position	Elected / Appointed to Board	Board Term Expires

Jerald L. Fenstermaker	63	Director, Chairman, President and Chief Executive Officer	2003	2006
Robert T. Chancellor	69	Director	2003	2007
Troy A. Compton	75	Director	2003	2007
Stephen J. Gore	58	Director	2005	2008
Vernon S. Schweigert	67	Director	2003	2008
Daniel F. Graham	43	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	—	—
James K. Browne	44	Vice President; President and Chief Operating Officer of TCG	—	—

Jerald L. Fenstermaker. Mr. Fenstermaker was appointed by the Trustee to serve as President and Chief Executive Officer of the Company’s predecessor in June 2001. Mr. Fenstermaker has also served the Company as Chairman of the Board of Directors since December 19, 2002. From 1970 to 1981, Mr. Fenstermaker was employed by Citibank, NA in various management roles including Vice President-Controller, Vice President-Senior Field Officer in Panama and Vice President-Area Corporate Officer in San Juan, Puerto Rico. From 1981 to 1985, Mr. Fenstermaker served as President and Chief Executive Officer for Albuquerque, New Mexico-based American Federal Savings and Loan. From 1985 to 1991, Mr. Fenstermaker served as Executive Vice President and Chief Financial Officer of Citicorp Mortgage, Inc. in St. Louis, Missouri. From 1991 to 1994, Mr. Fenstermaker was a Financial Consultant in Merrill Lynch & Co.’s Private Client Group. From 1994 to 1998, Mr. Fenstermaker was employed as the Chief Operating Officer of Allsup, Inc., a national leader in the Medicare claims recovery business. From 1999 to 2001, Mr. Fenstermaker served as Chief Financial Officer of Loansurfer.com LLC, a St. Louis-based Internet mortgage company.

Robert T. Chancellor. Mr. Chancellor has served the Company as a Director since April 2003. Mr. Chancellor retired from the U.S. Information Agency in 1998 after 26 years of service as a writer, editor, bureau chief and foreign correspondent. Since his retirement, Mr. Chancellor has served in various capacities for a number of civic and charitable organizations in Springfield, Missouri. In addition to serving on the Springfield City Council for five years, Mr. Chancellor served on the Mayor’s Commission for Civil Rights and the Gillioz Theater Preservation Board, and served as the Chairman of the Sertoma Building Corporation. Mr. Chancellor is a graduate of Southwest Missouri State University.

Troy A. Compton. Mr. Compton has served the Company as a Director since April 2003. Mr. Compton retired from Montgomery Ward & Company in 1984 after 27 years of service, primarily in management roles. From 1984 until 1990, Mr. Compton served as Vice President of Finance and Administration of Central Bible College, and from 1990 to 1992 served as President of W-W Manufacturing Co., Inc. where he led a reorganization of the company. From 2000 to 2002, Mr. Compton served as Treasurer and as a board member of Way2Bid, Inc. Mr. Compton is currently a co-owner of Compton Tax Service, a largely seasonal income tax preparation service based in Springfield, Missouri. Mr. Compton also served in a volunteer capacity as Treasurer of the General Council Credit Union from 1986 until 2003. Mr. Compton served on the Board of Directors of W W Capital Corporation, a publicly-traded manufacturer of livestock handling equipment, from 1987 to 2002.

Stephen J. Gore. Mr. Gore was elected a Director of the Company in 2005. He has served as President and Chief Executive Officer of NewGen Solutions, LLC, a Springfield, Missouri-based management consulting firm specializing in executive management consulting and board advisory services, since founding the firm in November 2000. In 1990, Mr. Gore co-founded DT Industries, Inc., a publicly-traded global manufacturer of capital goods equipment. Mr. Gore served DTI as President and Chief Executive Officer from 1990 until 2000, overseeing sales of $500 million and 3,000 employees. Mr. Gore also served as Senior Vice President and Chief Financial Officer of Harris-Adacom Corporation from 1988 to 1990 and as Vice President Finance, Chief Financial Officer and Director of TechAmerica Group, Inc. from 1980 to 1988. Mr. Gore, a United States Air Force veteran, is a Certified Public Accountant, holds a BSBA in Accounting and a BS in Computer Science, both from Missouri Western State College (now Missouri Western State University), and received an MBA from the Executive Fellow Program at Rockhurst University.

Vernon S. Schweigert. Mr. Schweigert has served the Company as a Director since December 2002. In May 2001, Mr. Schweigert was appointed by the United States Bankruptcy Court for the District of Arizona to serve as Trustee of the bankruptcy estate of Stevens Financial Group, Inc., and served in that capacity, leading the reorganization under Chapter 11, until the case was closed by order of the bankruptcy court on December 13, 2004. Mr. Schweigert is a Certified Public Accountant and has over twenty years experience as a consultant to the real estate development industry. Mr. Schweigert has also served in various capacities, primarily as a trustee or consultant, to companies in or facing bankruptcy. Mr. Schweigert holds an undergraduate degree from Illinois State University and an MBA from Arizona State University.

Daniel F. Graham. Mr. Graham has served as Chief Financial Officer of the Company since joining the Company in January 2002. Mr. Graham has also served as Treasurer and Secretary of the Company since January 1, 2003. From 1990 through 1996, Mr. Graham served primarily financial institutions and public companies during his tenure with McGladrey & Pullen, LLP, a national public accounting firm. Mr. Graham left the firm as a Senior Manager in December 1996. From April 1997 to February 1999, Mr. Graham was employed in various financial management positions with DT Industries, Inc., a publicly-traded global manufacturer of capital goods equipment. Mr. Graham also held the position of Vice President, Finance and Administration for Springfield Builders, Inc., a Missouri-based general contractor. Mr. Graham is a Certified Public Accountant and a graduate of Oklahoma State University.

James K. Browne. Mr. Browne has served as President and Chief Operating Officer of the Company’s Canadian subsidiary, TCG, since its formation in September 1997. Mr. Browne has served as Vice President of the Company since January 1, 2003. Mr. Browne, a native of Canada, was employed by Superior Acceptance Corporation Limited from November 1989 to September 1997, serving first as a Branch Manager and then as a Regional Manager overseeing nine branch offices in three Provinces. From November 1987 to November 1989, Mr. Browne was a Senior Assistant Manager at Household Finance Corporation.

Board of Directors. The Company’s Board of Directors is comprised of five members. Effective with the Company’s annual meeting of stockholders on April 25, 2005, directors have been elected to staggered three-year terms.

The Board maintains three standing committees: Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee Financial Expert. Messrs. Chancellor, Compton, Gore and Schweigert are the current members of the Audit Committee. Mr. Gore serves as the committee chairman; is the designated “audit committee financial expert” (as defined in Item 401(e) of Regulation S-B); and is “independent” (as used in Item 7(d)(3)(iv) of Schedule 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934).

Compensation Committee. Messrs. Chancellor, Compton and Schweigert are the current members of the Compensation Committee of the Board of Directors. Mr. Chancellor serves as the committee chairman. The Compensation Committee oversees the Company’s overall compensation plan and approves the compensation for all executive officers.

Nominating Committee. Messrs. Chancellor, Compton and Fenstermaker are the current members of the Nominating Committee of the Board of Directors. Mr. Compton serves as the committee chairman. The Nominating Committee is responsible for nominating candidates for election, or appointment, as appropriate, to the Company’s Board of Directors when vacancies exist.

Significant Employees. The Company has no significant employees who are not listed above.

Family Relationships. There are no family relationships among any of the directors or executive officers of the Company, or persons nominated or chosen to become such.

Involvement in Certain Legal Proceedings. Within the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company has been involved in the types of legal proceedings described in Item 401(d) of Regulation S-B (17 CFR §228.401).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers, and persons who beneficially own more than ten percent (10%) of any class of the Company's outstanding equity securities file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of equity securities. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. We believe, based on a review of the copies of such reports furnished to the Company, that all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied as of December 31, 2005.

Code of Ethics. The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

ITEM 10.    EXECUTIVE COMPENSATION

The following table presents the compensation of our Chief Executive Officer and our other executive officers for the last three years.

		Annual Compensation			Long-Term Compensation
		Salary	Bonus	Other	Restricted Stock Awards
Name and Principal Positions	Year	($)	($)	($)	($)

Jerald L. Fenstermaker President and Chief Executive Officer	2005	$168,694	$16,250	—	$0 (1)
	2004	$170,833	$35,000	—	$0 (1)
	2003	$165,000	$35,000	—	$0 (1)

Daniel F. Graham Executive Vice President and Chief Financial Officer	2005	$135,946	$18,900	—	$0 (1)
	2004	$137,500	$15,000	—	$0 (1)
	2003	$125,000	$19,200	—	$0 (1)

James K. Browne President and Chief Operating Officer of TCG	2005	$125,822	$5,594	$11,611 (2)	$0 (1)
	2004	$109,346	$16,601	$10,435 (2)	$0 (1)
	2003	$95,670	$10,605	$9,103 (2)	$0 (1)

Notes:

(1) Fenstermaker, Graham, and Browne received stock bonuses in 2003 of 700,000; 200,000; and 70,000 shares, respectively, of common stock, subject to certain forfeiture provisions referenced below under the subheading “Stock Grants to Management.” The 2004 and 2005 entries are meant to reflect the fact that in those years the forfeiture provisions lapsed with respect to a portion of the stock issued in 2003. The stock bonuses were valued at $0 due to the fact that the rights of common stock were (and continue to be) vastly inferior to that of preferred stock, and the lack of any market for the common stock.

(2) With respect to Mr. Browne, his “Other Annual Compensation” for 2003 - 2005 consisted of a company-paid automobile allowance.

Stock Grants to Management. The Plan of Reorganization provided for the grant of up to 1,000,000 shares of the Company’s common stock to members of management, as determined by the Board of Directors. On March 3, 2003, pursuant to a unanimous consent action by the Company’s Board of Directors, the Company issued shares of common stock to certain members of management (the “Management Shareholders”) as follows: 700,000 shares to Jerald L. Fenstermaker; 200,000 shares to Daniel F. Graham; and 70,000 shares to James K. Browne (the “2003 Shares”).

The 2003 Shares were issued subject to forfeiture provisions. Pursuant to those provisions, if a Management Shareholder voluntarily resigns from the Company or is terminated for good cause, then he must surrender a percentage of his 2003 Shares to the Company, with no consideration to be paid for such forfeiture, as follows:

Resignation / Termination On or After	And Prior To	% of Shares Forfeited

March 3, 2003	September 14, 2003	100%
September 14, 2003	September 14, 2004	75%
September 14, 2004	September 14, 2005	50%
September 14, 2005	September 14, 2006	25%
September 14, 2006	N/A	0%

The date September 14 had no particular significance other than the fact that it represented the anniversary date of the employment agreement then in effect between Jerald Fenstermaker and the Company. In September of 2004, Jerald Fenstermaker entered into his current Employment Agreement with the Company (discussed below), which changed the forfeiture terms of his 2003 Shares, such that after September 14, 2005 they no longer were subject to forfeiture.

The terms of the 2003 stock grant allow the Management Shareholders, upon termination from employment with the Company, whether voluntary or involuntary (other than for good cause), to sell any 2003 Shares that are no longer subject to forfeiture (according to the schedule above) to the Company for 90% of the then current fair market value of the shares. The stock grant further stipulates that upon the death or disability of a Management Shareholder, the 2003 Shares shall no longer be subject to forfeiture, and all such shares can be sold to the Company for 100% of the then current fair market value of the shares. The Management Shareholders were granted the following additional rights with respect to the 2003 Shares:

•
In the event the Company issues additional common shares in exchange for any valuable consideration, each Management Shareholder shall receive, as a bonus, the number of shares of common stock he would have received if he had the preemptive right to subscribe for and receive such shares.

•
In the event that any preferred shares are converted into common shares, then each Management Shareholder shall receive, as a bonus, a number of common shares necessary to maintain the same voting percentage of the common stock as he possessed prior to the conversion. The Management Shareholders later waived this right in conjunction with the terms of a subsequent stock grant on January 9, 2006, which is discussed below.

No compensation cost was recognized in connection with this restricted stock grant because the fair value of these common shares was determined to be $0 at the date of grant.

On January 9, 2006, the Company entered into a Stock Grant Agreement with the Management Shareholders, pursuant to which the Company issued a total of 962,493 shares of restricted common stock to the Management Shareholders as follows: 694,583 shares to Fenstermaker; 198,452 shares to Graham; and 69,458 shares to Browne (the "2006 Shares").

As a condition to receiving the 2006 Shares, the Management Shareholders agreed to waive their rights under the 2003 stock grant to receive bonuses of additional common stock in the event of any future conversion of the Company's preferred stock into common stock. Additionally, the Stock Grant Agreement places various conditions and restrictions on both the 2006 Shares and the 2003 Shares:

•
The 2006 Shares are subject to forfeiture if (i) all of the Company's outstanding preferred stock has not been converted into common stock within 18 months; or (ii) the Company has not raised $10,000,000 in debt or equity financing within 36 months. Additionally, each Management Shareholder must forfeit his 2006 Shares if his employment with the Company is terminated for any reason before the conditions in (i) and (ii) have been satisfied.

•
The Management Shareholders relinquish any rights to receive dividends or proceeds from the liquidation of the Company until the Company has raised additional debt and/or equity financing of at least $10,000,000.

•
The Management Shareholders may not sell any 2003 Shares or 2006 Shares until (i) all of the Company's outstanding preferred stock has been converted into common stock and (ii) the Company has raised additional debt and/or equity financing of at least $10,000,000. When both of those conditions are met, but no sooner than six months after raising additional debt and/or equity financing of at least $10,000,000, the Management Shareholders may sell any of their 2003 Shares, and only up to one-half of their 2006 Shares. They may sell the remainder of their 2006 Shares only if the Company has raised debt and/or equity financing of at least $15,000,000.

•	Notwithstanding the above restrictions, a Management Shareholder's 2003 Shares and 2006 Shares may be sold upon his death or permanent disability, or if there is a change in control of the Company.

Director Compensation. Each director who is not an employee of the Company is eligible to receive a fee of $1,000 per regularly scheduled Board of Directors meeting attended. No compensation is paid for attending committee meetings. All directors are entitled to reimbursement of reasonable fees and expenses incurred in connection with attendance at Board and committee meetings. No stock or stock options are provided as compensation to directors. Mr. Schweigert elected not to receive the $1,000 meeting attendance fee during 2004 and 2005.

Employment Agreements. Mr. Fenstermaker is employed as the Company’s President under the terms of an employment agreement effective from September 15, 2004 through September 14, 2006. The employment agreement calls for Mr. Fenstermaker to be paid an annual base salary of $185,000, and a yearly bonus of $65,000 payable quarterly upon attainment of certain operating income targets. The Agreement can be terminated with 30 days’ written notice by either party. If the Company terminates the Agreement for reasons other than cause, the Company is required to provide severance pay to Mr. Fenstermaker through September 14, 2006 consisting of $3,000 per month and all fringe benefits provided to similarly situated employees of the Company. None of the Company’s other executive officers are subject to employment agreements.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners. The following tables set forth the beneficial ownership by any person of more than five percent (5%) of any class of the Company’s voting securities as of December 31, 2005 and as of March 15, 2006:

Security Ownership as of December 31, 2005
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	700,000 shares (Direct) (1)	7.0% (2)
Common	Freedom Financial Group I Statutory Trust 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	47.4% (4)
Convertible Preferred	Freedom Financial Group I Statutory Trust 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Direct)	100%
Convertible Preferred	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%
Convertible Preferred	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%
Convertible Preferred	Vernon S. Schweigert 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%

Security Ownership as of March 15, 2006
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares (Direct) (1)	12.8% (6)
Common	Freedom Financial Group I Statutory Trust 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	45.1% (7)
Convertible Preferred	Freedom Financial Group I Statutory Trust 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Direct)	100%
Convertible Preferred	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%
Convertible Preferred	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%
Convertible Preferred	Vernon S. Schweigert 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (5)	100%

Notes:

(1)
In prior reports filed with the SEC, it was reported that Jerald Fenstermaker, Vernon Schweigert, and Robert Chancellor were indirect beneficial owners of 8,994,357 shares of common stock into which the convertible preferred stock held by the Freedom Financial Group I Statutory Trust is convertible. It was reported that way because it was believed that those individuals, as members of the Trust Supervision Committee, had the power to cause the preferred stock to be converted. However, as indicated above on Page 34, the U.S. Bankruptcy Court for the District of Arizona issued an Order on March 27, 2006, in which it determined that the Trust Supervision Committee does not have the power to cause the conversion of the preferred stock absent a majority vote of the Trust’s beneficiaries.

(2)	This percentage assumes 9,965,759 shares of common stock outstanding as of December 31, 2005.

(3)
The Freedom Financial Group I Statutory Trust is indirectly the beneficial owner of 8,994,357 shares of common stock due to the fact that the preferred stock it holds could be converted into common stock (on a 1:1 basis) upon a majority vote of the Trust’s beneficiaries.

(4)
This percentage assumes 18,960,116 shares of common stock outstanding as of December 31, 2005 (9,965,759 shares of common stock plus 8,994,357 shares of common stock underlying the convertible preferred stock).

(5)
All 8,994,357 outstanding shares of convertible preferred stock are held by the Freedom Financial Group I Statutory Trust. Messrs. Fenstermaker, Schweigert, and Chancellor are indirect beneficial owners of these shares in their capacity as members of the Trust Supervision Committee, which has voting power over the shares (except on the issue of conversion of the preferred stock into common stock -- a majority vote of the Trust beneficiaries is required to approve conversion).

(6)	This percentage assumes 10,928,252 shares of common stock outstanding as of March 15, 2006.

(7)
This percentage assumes 19,922,609 shares of common stock outstanding as of March 15, 2006 (10,928,252 shares of common stock plus 8,994,357 shares of common stock underlying the convertible preferred stock).

Security Ownership of Management. The following tables set forth the beneficial ownership by directors and executive officers of each class of the Company’s equity securities as of December 31, 2005 and as of March 15, 2006:

Security Ownership as of December 31, 2005
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	700,000 shares (Direct) (1)	7.0%
Common	Daniel F. Graham 3058 East Elm Street, Springfield, MO 65802	200,000 shares (Direct)	2.0%
Common	James K. Browne 3058 East Elm Street, Springfield, MO 65802	70,000 shares (Direct)	0.7%
Common	Troy A. Compton 3058 East Elm Street, Springfield, MO 65802	11,484 shares (Direct)	0.1%
Common	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	2,303 shares (Direct) (1)	less than 0.1%
Common	Directors and Officers as a Group	983,787 shares	9.9%

Convertible Preferred	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Vernon S. Schweigert 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Directors and Officers as a Group	8,994,357 shares	100%

Security Ownership as of March 15, 2006
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (4)
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares (Direct) (1)	12.8%
Common	Daniel F. Graham 3058 East Elm Street, Springfield, MO 65802	398,452 shares (Direct)	3.6%
Common	James K. Browne 3058 East Elm Street, Springfield, MO 65802	139,458 shares (Direct)	1.3%
Common	Troy A. Compton 3058 East Elm Street, Springfield, MO 65802	11,484 shares (Direct)	0.1%
Common	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	2,303 shares (Direct) (1)	less than 0.1%
Common	Directors and Officers as a Group	1,946,280 shares	17.8%

Convertible Preferred	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Vernon S. Schweigert 3058 East Elm Street, Springfield, MO 65802	8,994,357 shares (Indirect) (3)	100%
Convertible Preferred	Directors and Officers as a Group	8,994,357 shares	100%

Notes:

(1)
In prior reports filed with the SEC, it was reported that Jerald Fenstermaker, Vernon Schweigert, and Robert Chancellor were indirect beneficial owners of 8,994,357 shares of common stock into which the convertible preferred stock held by the Freedom Financial Group I Statutory Trust is convertible. It was reported that way because it was believed that those individuals, as members of the Trust Supervision Committee, had the power to cause the preferred stock to be converted. However, as indicated above on Page 34, the U.S. Bankruptcy Court for the District of Arizona issued an Order on March 27, 2006, in which it determined that the Trust Supervision Committee does not have the power to cause the conversion of the preferred stock absent a majority vote of the Trust’s beneficiaries.

(2)	This percentage assumes 9,965,759 shares of common stock and 8,994,357 shares of preferred stock outstanding as of December 31, 2005.

(3)
All 8,994,357 outstanding shares of convertible preferred stock are held by the Freedom Financial Group I Statutory Trust. Messrs. Fenstermaker, Schweigert, and Chancellor are indirect beneficial owners of these shares in their capacity as members of the Trust Supervision Committee, which has voting power over the shares (except on the issue of conversion of the preferred stock into common stock -- a majority vote of the Trust beneficiaries is required to approve conversion).

(4)	This percentage assumes 10,928,252 shares of common stock and 8,994,357 shares of preferred stock outstanding as of March 15, 2006.

Changes in Control - There are no arrangements that may result in a change in control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid $30,733 to Biltmore Associates during 2004 for bankruptcy trustee services rendered. Mr. Schweigert is the Owner and President of Biltmore Associates. All fees paid to Biltmore Associates were reviewed and approved by the United States Bankruptcy Court for the District of Arizona.

Transactions with Promoters. The Company’s promoters are Mr. Fenstermaker and Mr. Schweigert.

Since the Company’s formation in 2001 (as successor to SFG), Mr. Fenstermaker has received the following as compensation for his services as President and CEO of SFG (during the reorganization) and the Company:

Year	Items of Value Received by Promoter
2001	$269,563 (received from SFG)
2002	$366,625 (received from SFG)
2003	$200,000; 700,000 shares of common stock of the Company
2004	$205,833
2005	$184,944

Since the Company’s formation in 2001 Mr. Schweigert, either personally or through his company, Biltmore Associates, received the following compensation for bankruptcy trustee services (2001 through 2004) or reimbursement for travel expenses (2005):

Year	Items of Value Received by Promoter
2001	$160,786 (received from SFG)
2002	$231,399 (received from SFG)
2003	$149,802
2004	$30,733
2005	$5,215 for reimbursement of travel expenses incurred by Mr. Schweigert in attending the Company’s Annual Meeting of Stockholders and Board of Directors Meetings

No assets have been acquired nor are any assets to be acquired by the Company from any of its promoters.

ITEM 13.    EXHIBITS

Exhibit Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)
10.1	Employment Agreement with Jerald L. Fenstermaker (1)
10.2	Investment Banking Agreement with Milestone Advisors, LLC (1)
10.3	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan (1)
10.4	Office Lease - 3058 East Elm (1)
10.5	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer) (2)
10.6	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer) (2)
10.7	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don. W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller) (2)
10.8	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates (2)
10.9	Stock Grant Agreement dated January 9, 2006 (4)
11.1	Statement Re: Computation of Per Share Earnings - See Note 8 to Consolidated Financial Statements
14.1	Code of Ethics (3)
21.1	Subsidiaries (1)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286), and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s first amended registration statement filed on Form 10-SB/A on July 22, 2005 (File Number 000-51286), and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Form 10-QSB filed on August 15, 2005, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Form 8-K filed on January 9, 2006, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

BKD, LLP Certified Public Accountants audited our consolidated financial statements as of December 31, 2005 and 2004.

Audit Fees
The aggregate audit fees billed during the years ended December 31, 2005 and 2004 by BKD, LLP for professional services rendered were $76,447 and $53,495, respectively. These services were rendered in connection with the audit of our December 31, 2005 and 2004 consolidated financial statements, the reviews of our financial statements included in our 2005 second and third quarter Forms 10-QSB, and the filing of our Registration Statement on Form 10-SB in 2005.

Audit-Related Fees
We were not billed for any audit-related services during the years ended December 31, 2005 and 2004.

Tax Fees
Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $14,240 and $11,650 during the years ended December 31, 2005 and 2004, respectively.

All Other Fees
We did not pay for any other professional accounting fees during the years ended December 31, 2005 and 2004, respectively.

Audit Committee
The Audit Committee of our Board of Directors approves all audit, tax and other consulting services to be rendered by outside accountants prior to the work being performed, and evaluates the impact that the provision of such services has on the independence of our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

By:	/s/ Jerald L. Fenstermaker

Jerald L. Fenstermaker, President and Chief Executive Officer

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerald L. Fenstermaker	Date: March 30, 2006
Jerald L. Fenstermaker, President, Chief Executive Officer, and Director

/s/ Daniel F. Graham	Date: March 30, 2006
Daniel F. Graham, Chief Financial Officer

/s/ James K. Browne	Date: March 30, 2006
James K. Browne, Vice President

/s/ Troy A. Compton	Date: March 30, 2006
Troy A. Compton, Director

/s/ Vernon S. Schweigert	Date: March 30, 2006
Vernon S. Schweigert , Director

/s/ Robert T. Chancellor	Date: March 30, 2006
Robert T. Chancellor, Director

/s/ Stephen J. Gore	Date: March 30, 2006
Stephen J. Gore, Director

FREEDOM FINANCIAL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Freedom Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri January 20, 2006

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

Assets

	2005	2004

Cash and cash equivalents	$2,192,075	$8,779,211
Finance receivables, net	9,756,170	4,084,479
Notes receivable, net	11,725	77,398
Repossessed assets	191,911	6,229
Property and equipment, net	308,777	294,305
Other assets	159,017	69,303

Total assets	$12,619,675	$13,310,925

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$40,090	$218,954
Accrued expenses	80,102	18,091
Accrued compensation costs	52,949	62,507
Dealer holdbacks	106,539	90,578
Dealer reserves	39,963	44,119
Reorganization costs payable	—	5,000

Total liabilities	319,643	439,249

Commitments and Contingencies

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares authorized; 9,965,759 issued and outstanding	997	997
Retained earnings (deficit)	(2,446,970)	(1,731,382)
Accumulated other comprehensive income	947,188	803,244

Total stockholders’ equity	12,300,032	12,871,676

Total liabilities and stockholders’ equity	$12,619,675	$13,310,925

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	2005	2004

Revenues
Interest income	$2,266,115	$1,141,690
Recovery of charged-off finance receivables	113,974	156,481
Other income	97,525	99,318

Total revenues	2,477,614	1,397,489

Provision for Credit Losses	620,137	187,030

Net Revenues After Provision for Credit Losses	1,857,477	1,210,459

Operating Expenses	2,575,736	2,211,178

Operating Loss	(718,259)	(1,000,719)

Nonoperating Income
Gain on settlement of pending claim	—	955,973
Gain on settlement of note receivable	—	61,022
Other income	2,671	—

Total nonoperating income	2,671	1,016,995

Income (Loss) Before Income Taxes	(715,588)	16,276

Provision for Income Taxes	—	—

Net Income (Loss)	$(715,588)	$16,276

Basic Income (Loss) Per Share	$(0.07)	$0.00

Diluted Income (Loss) Per Share	$(0.07)	$0.00

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005 and 2004

	Redeemable				Accumulated
	Convertible			Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
	Stock	Shares	Amount	(Deficit)	Income	Total

Balance, December 31, 2003	$13,798,817	9,967,485	$997	$(1,747,658)	$550,436	$12,602,592

Net income	—	—	—	16,276	—	16,276

Foreign currency translation adjustment	—	—	—	—	252,808	252,808

Comprehensive income	—	—	—	—	—	269,084

Cancellation of stock issued in error	—	(1,726)	—	—	—	—

Balance, December 31, 2004	13,798,817	9,965,759	997	(1,731,382)	803,244	12,871,676

Net loss	—	—	—	(715,588)	—	(715,588)

Foreign currency translation adjustment	—	—	—	—	143,944	143,944

Comprehensive loss	—	—	—	—	—	(571,644)

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$(2,446,970)	$947,188	$12,300,032

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004

Operating Activities
Net income (loss)	$(715,588)	$16,276
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	55,688	59,492
Provision for credit losses	620,137	187,030
Deferred discount income	(647,028)	(449,641)
Recovery of charged-off finance receivables	251,812	134,470
Gain on sale of property and equipment	(1,085)	—
Gain on settlement of pending claim	—	(955,973)
Gain on settlement of note receivable	—	(61,022)
Changes in
Other assets	(57,100)	(31,113)
Accounts payable and accrued expenses	(127,146)	191,538
Accrued bankruptcy reorganization expenses	(5,000)	(10,000)

Net cash used in operating activities	(625,310)	(918,943)

Investing Activities
Purchase of finance receivables	(11,155,995)	(4,971,242)
Principal collected on finance receivables	5,429,584	3,397,540
Payments of dealer reserves	(18,706)	(19,132)
Payments of dealer holdbacks	(205,258)	(138,604)
Principal collected on notes receivable	65,672	198,891
Purchase of property and equipment	(62,473)	(64,973)
Proceeds from sale of property and equipment	2,000	—

Net cash used in investing activities	(5,945,176)	(1,597,520)

Financing Activities
Settlement proceeds from pending claim	—	6,955,973
Deferred financing costs paid	(30,000)	—

Net cash provided by (used in) financing activities	(30,000)	6,955,973

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,350	58,935

Net Increase in Cash and Cash Equivalents	(6,587,136)	4,498,445

Cash and Cash Equivalents, Beginning of Year	8,779,211	4,280,766

Cash and Cash Equivalents, End of Year	$2,192,075	$8,779,211

See Notes to Consolidated Financial Statements

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), successor by merger to Stevens Financial Group, Inc. (SFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. - The Credit Group Inc. (TCG), formerly Sinclair Credit Group Co., both of which collectively comprise a single reporting segment, the “Company.” All significant intercompany transactions have been eliminated in consolidation.

On March 19, 2001, Stevens Financial Group, Inc. filed a petition in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) for relief under Chapter 11 of Title 11 of the United States Code (the “Code”). SFG’s Amended Plan of Reorganization dated October 30, 2001 (the “Plan” or “Plan of Reorganization”), was confirmed by order of the Bankruptcy Court on March 14, 2002.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization. See the Company’s Registration Statement on Form 10-SB/A (second amendment), filed with the United States Securities and Exchange Commission on September 28, 2005, for additional information with respect to the bankruptcy proceedings of the Company’s predecessor.

Nature of Operations

FFG, a Delaware corporation formed in 2001, is a specialized consumer finance company. FFG buys automobile-secured finance receivables, typically at a discount, originated by others through a point of sale program with a network of independent automobile dealerships in Missouri, Kansas, Illinois, Oklahoma and Tennessee. FFG services all of the finance receivables it acquires and holds them until maturity. The Company may, if circumstances warrant, package and sell groups of these receivables without recourse to third parties and without retaining the servicing rights thereon. As of December 31, 2005, FFG has not identified any receivables that it intends to sell.

During 2004 and the first half of 2005, FFG also purchased groups of automobile-secured finance receivables in bulk transactions consisting of between 10 and 50 loans per group. FFG no longer acquires finance receivables in this manner.

TCG is a Winnipeg, Manitoba, based consumer finance company. TCG purchases consumer finance receivables, typically at a discount, from a network of dealers primarily in five Canadian provinces: Alberta, British Columbia, Manitoba, Ontario and Saskatchewan. The finance receivables acquired by TCG are secured by automobiles, home appliances, business equipment and furnishings and other consumer goods. TCG accounts for approximately 33% and 29% of consolidated total assets as of December 31, 2005 and 2004, respectively.

The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process. As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, Eurodollar time deposits and commercial paper. The Company’s cash and cash equivalents not covered by federal deposit insurance totaled approximately $1,954,385 and $8,479,500 as of December 31, 2005 and 2004, respectively.

Finance Receivables

Finance receivables are reported at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased finance receivables are recognized as income over the respective contractual terms using methods that approximate the interest method.

The Company accrues interest on all loans until they become more than 90 days contractually past due, at which time all accrued interest is reversed.

FFG owns a portfolio of delinquent finance receivables which the Company purchased prior to March 19, 2001, and all of which were charged off prior to January 1, 2003. The Company sold the majority of this portfolio in June 2004 realizing net proceeds of approximately $20,000. The Company continues to pursue collection of the remainder of this portfolio and recognizes all amounts recovered as income when received. Collections of $113,974 and $156,481 were made on these receivables during the years ended December 31, 2005 and 2004, respectively.

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of finance receivables. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. This evaluation is based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of all loans charged-off by asset class, static pool analysis by month of acquisition and by dealer, review of delinquency trends and analysis of the historical cumulative losses in the portfolio. Other quantitative analyses include a review of the current delinquency ratios and an analysis of the relative size of each asset class in relation to historical amounts. Qualitative analyses include an assessment of prevailing and anticipated economic conditions, trends in average borrower credit scores and trends in the percentage of balances recovered through sale of collateral. The analysis of the adequacy of the allowance for credit losses is dependent upon effective quantitative and qualitative analyses, some of which are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Due to the homogeneous nature of the contracts in the Company receivables portfolio, we do not provide a specific valuation allowance against any individual contract receivable. We provide a general valuation allowance to each asset class which is determined by applying various factors to the outstanding contract receivable balances in each class. Each class is subject to certain risk elements including collateral value in relation to contract balance, average remaining length of contract and inherent susceptibility to adverse economic conditions.

The allowance is increased through provisions for credit losses charged against earnings.

Finance receivables are charged to the allowance for credit losses when they become more than 120 days contractually past due. With the exception of recoveries of FFG receivables charged off prior to January 1, 2003, subsequent recoveries of finance receivables previously charged against the allowance for credit losses are credited back to the allowance for credit losses when received.

Because the Company’s portfolio of finance receivables is primarily comprised of homogenous accounts with relatively small balances, management does not separately identify finance receivables for impairment. Management evaluates the portfolio in its entirety for impairment.

Repossessed Assets

All finance receivables for which collateral has been repossessed or is in the process of repossession are reclassified from finance receivables to repossessed assets at estimated fair value with any adjustment recorded against the allowance for credit losses.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 2 to 8 years for computers, office equipment and software, 3 to 8 years for furniture and fixtures and 25 years for the Canadian office building.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2005 or 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Other Income

Other income consists primarily of late payment fees, returned check charges and lease buy-out fees, none of which individually comprise more than 5% of our total revenues. The Company recognizes items of other income as income when received.

Foreign Currency Translations

The financial statements of TCG are measured using the Canadian dollar as the local functional currency. Assets and liabilities of TCG are translated into the U.S. dollar at exchange rates as of the balance sheet date. Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, Foreign Currency Translation and are shown within accumulated other comprehensive income.

Neither FFG nor TCG have engaged in transactions denominated in currencies other than their respective functional currencies.

Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding during the year. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the year.

Reclassifications

Certain reclassifications have been made to the December 31, 2004, financial statements to conform to the December 31, 2005, financial statement presentation. These reclassifications had no effect on net earnings.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 2:    Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at December 31, 2005 and 2004:

	2005	2004

Automobiles	$8,456,981	$2,183,510
Bulk food	863,167	962,070
Equipment leases	704,484	999,724
Other	742,534	760,536

Total finance receivables	10,767,166	4,905,840

Less
Unearned discount	598,768	518,899
Allowance for credit losses	412,228	302,462

	1,010,996	821,361

Net finance receivables	$9,756,170	$4,084,479

Approximately 37% and 60% of the above finance receivables as of December 31, 2005 and 2004, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at December 31, 2005, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2006	$5,992,626
2007	4,023,606
2008	2,788,615
2009	1,043,556
2010	65,606

$13,914,009

Activity in the allowance for credit losses related to finance receivables for the years ended December 31, 2005 and 2004, was as follows:

	2005	2004

Balance, beginning of period	$302,462	$196,698
Provision charged to expense	620,137	187,030
Losses charged off	(960,650)	(234,445)
Recoveries of previously charged-off amounts	437,494	140,699
Effect of foreign currency translation	12,785	12,480

Balance, end of period	$412,228	$302,462

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

The Company’s nonearning finance receivables totaled $140,980 and $45,567 at December 31, 2005 and 2004, respectively. The Company provided an allowance for credit losses related to these receivables of $126,882 and $41,011, respectively, at December 31, 2005 and 2004.

Note 3:    Notes Receivable

Notes receivable are comprised of the following at December 31, 2005 and 2004:

	2005	2004
Note receivable from Eagle Financial Solutions, Inc., in default for failure to pay at maturity, bearing interest at 9.0%, secured by certain consumer installment loans. Written off in full during 2005.	$—	$45,000

Note receivable from Eagle Financial Solutions, Inc., in default for failure to pay at maturity, bearing interest at 9.0%, secured by substantially all assets of Eagle Financial Solutions, Inc. Written off in full during 2005.	—	50,000

Note receivable, bearing interest at 9.5%, payable in equal monthly installments, including interest, of $3,600 commencing January 19, 2003, and maturing March 19, 2006, secured by a deed of trust on commercial real estate in Tucson, Arizona.	—	60,780

Unsecured noninterest-bearing note receivable, payable in equal annual installments of $7,000 commencing October 31, 2003, and maturing October 31, 2007, personally guaranteed by the principals of First Financial Consultants, Inc.	11,725	16,618
	11,725	172,398
Less allowance for credit losses	—	95,000

Net notes receivable	$11,725	$77,398

Note 4:    Property and Equipment

Major classifications of property and equipment are as follows at December 31, 2005 and 2004:

	2005	2004

Land	$43,068	$41,533
Building	192,666	185,797
Computer and office equipment	132,377	155,244
Software	85,674	45,088
Furniture and fixtures	35,149	34,705
Other	—	4,500
	488,934	466,867
Less accumulated depreciation	180,157	172,562

Net property and equipment	$308,777	$294,305

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 5:    Income Taxes

The provision for income taxes for the years ended December 31, 2005 and 2004, includes these components:

	2005	2004

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2005 and 2004, is shown below:

	2005	2004

Computed at the statutory rate (34%)	$(243,300)	$88,282
Increase (decrease) resulting from
State income taxes	(24,882)	(31,996)
Changes in the deferred tax asset valuation allowance	182,696	294,745
(Income) loss from foreign subsidiary	38,122	(28,562)
Basis difference in settlements received	—	(342,044)
Nondeductible expenses and other	47,364	19,575

Actual tax expense	$0	$0

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets as of December 31, 2005 and 2004, were:

	2005	2004
Deferred tax assets
Accrued compensated absences	$4,221	$4,958
Property and equipment	29,028	20,865
Allowance for credit losses	75,832	89,270
Net operating loss carryforwards	10,491,197	10,302,489

Net deferred tax asset before valuation allowance	10,600,278	10,417,582

Valuation allowance
Beginning of period	10,417,582	10,122,837
Increase during the period	182,696	294,745

Ending balance	10,600,278	10,417,582

Net deferred tax asset	$0	$0

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

As of December 31, 2005, the Company had approximately $28,000,000 of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in 2021 through 2025.

Note 6:    Redeemable Convertible Preferred Stock

On January 1, 2003, pursuant to the Plan of Reorganization, the Company issued 8,997,869 shares of redeemable convertible preferred stock, which was recorded at fair value. The stock is held by the Freedom Financial Group I Statutory Trust, a Delaware Trust, for the benefit of the Debtor’s Participating Creditors. The Trust Supervision Committee, as elected by the Company’s Board of Directors, is comprised of three Directors of the Company, Jerry Fenstermaker, Robert Chancellor and Vernon Schweigert. The Trust shall be dissolved upon the earlier of 1) the redemption of all outstanding preferred stock or 2) the affirmative vote to do so of at least two-thirds of the outstanding common stock of Freedom Financial Group, Inc.

The preferred stock is subject at all times to redemption by the Company subject to certain conditions. The Company shall, as Company funds allow, and at the sole discretion of the Board of Directors, redeem approximately 320,000 shares per calendar quarter commencing June 30, 2003, until all such shares have been redeemed, at the price of $5.9852 per share. In the event the Board of Directors determines a quarterly redemption will not be made, the amount of such redemption not made shall be carried over, subject to the same conditions, to the next scheduled redemption determination date. At its regularly scheduled January 19, 2006, meeting, the Company’s Board of Directors determined that the Company did not have sufficient funds and would not make all or any part of the December 31, 2005, or earlier scheduled preferred stock redemptions. In accordance with the redemption provisions of the preferred stock, scheduled redemptions totaling approximately $21.1 million as of December 31, 2005, have been deferred as described above.

In the event of any liquidation or dissolution of the Company, each holder of preferred stock shall be entitled to receive on a pro rata basis, prior and in preference to any distribution of any assets of the Company to the holders of common stock, an amount, as such funds are available, up to but not to exceed the redemption price per share.

Each share of preferred stock is convertible, at the holder’s option, into one share of common stock of Freedom Financial Group, Inc. at the conversion price of $0.01 per share. Furthermore, each share of preferred stock shall be automatically converted into one share of common stock at the conversion price of $0.01 per share upon the occurrence of any of the following: 1) an affirmative vote to do so by 70% or more of the then outstanding shares of preferred stock, 2) a public offering and sale of the Company’s common stock under the Securities Act of 1933 of at least $54,000,000, 3) the consolidation or merger of the Company into or with any other entity resulting in the exchange of shares representing 50% or more of the outstanding shares of voting capital stock of the Company or 4) the sale or transfer by the Company of substantially all of its assets. The Company is required at all times to maintain a sufficient number of authorized and unissued shares of common stock to effect the conversion of all currently outstanding shares of preferred stock into common stock (see Note 17, Subsequent Events).

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 7:    Commitments

The Company had outstanding commitments to purchase finance receivables totaling $1,326,407 as of December 31, 2005. These commitments generally expire 30 days after they are issued if unused. Typically, the Company funds approximately 40% of these commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement called for the Company to pay nonrefundable advisory fees totaling $60,000, $30,000 of which remained unpaid as of December 31, 2005.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Rental expense for these leases was $48,466 and $44,268 for the years ended December 31, 2005 and 2004, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2005, are:

2006	$26,001
2007	3,341

$29,342

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 8:    Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock would be antidilutive for the year ended December 31, 2005, basic and diluted loss per share amounts for 2005 are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock (see Note 6, Redeemable Convertible Preferred Stock).

Loss per share for the year ended December 31, 2005, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(715,588)	9,965,759

Basic and diluted loss per share			$(0.07)

Basic and diluted earnings per share for the year ended December 31, 2004, were computed as follows:

		Weighted
		Average	Per Share
	Income	Shares	Amount

Net income	$16,276	9,966,188

Basic earnings per share			$0.00

Effect of presumed conversion of convertible preferred stock	—	8,994,851

Diluted earnings per share	$16,276	18,961,039	$0.00

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 9:    Operating Expenses

The components of operating expenses for the years ended December 31, 2005 and 2004, are as follows:

	2005	2004

Salaries and benefits	$1,488,085	$1,146,355
Professional fees	490,163	458,240
Servicing and collecting	84,629	29,169
Insurance	77,591	84,319
Supplies and postage	70,667	34,566
Occupancy costs	67,649	61,361
Depreciation	55,688	59,492
Licenses and taxes	54,320	45,158
Travel	50,614	38,119
Communications	48,565	31,042
Stockholder relations	25,843	30,425
Statutory trust administration	21,406	14,145
Reorganization costs	—	95,941
Pending claim - related legal fees	—	64,084
Other	40,516	18,762

	$2,575,736	$2,211,178

Note 10:    Gain on Settlement of Pending Claim

The Company recognized a $955,973 gain, recorded as other income in the Company’s consolidated statement of operations for the year ended December 31, 2004, arising from the settlement, during 2004, of a bankruptcy-related claim the Company had assumed from its predecessor, SFG.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 11:    Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,219,478 and $3,797,725 at December 31, 2005 and 2004, respectively.

Total revenues, income (loss) before taxes and net income (loss) from foreign operations for the years ended December 31, 2005 and 2004, respectively, were as shown below. Income (loss) before income taxes and net income (loss) reflect interest charges on amounts due to FFG of $286,781 and $191,300 for the years ended December 31, 2005 and 2004, respectively. Income (loss) before income taxes and net income (loss) also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $96,000 for each of the years ended December 31, 2005 and 2004. These interest charges and management and accounting fees eliminate in consolidation.

	2005	2004

Total revenues	$1,015,355	$823,203

Income (loss) before income taxes	(112,129)	84,012

Net income (loss)	(112,129)	84,012

Note 12:    Additional Cash Flow Information

The Company made no cash payments for interest or income taxes during the years ended December 31, 2005 and 2004.

Note 13:    Related Party Transactions

The Company paid $5,215 and $30,733 to Biltmore Associates and/or Vernon S. Schweigert during 2005 and 2004, respectively, for bankruptcy trustee services rendered and travel costs associated with Mr. Schweigert’s attendance at meetings of the Company’s Board of Directors and the Company’s Annual Meeting of Stockholders. Mr. Vernon S. Schweigert, a member of the Company’s Board of Directors, is the Owner and President of Biltmore Associates.

Note 14:    Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

 Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

		Approximate
	Carrying	Fair
	Amount	Value

December 31, 2005
Financial assets
Cash and cash equivalents	$2,192,075	$2,192,075
Finance receivables, net	9,756,170	9,654,600
Notes receivables, net	11,725	11,725
Interest receivable	110,456	110,456

Financial liabilities
Trade accounts payable	40,090	40,090
Commitments to purchase finance receivables	—	—

December 31, 2004
Financial assets
Cash and cash equivalents	8,779,211	8,779,211
Finance receivables, net	4,084,479	4,169,279
Notes receivables, net	77,398	76,388
Interest receivable	52,167	52,167

Financial liabilities
Trade accounts payable	13,095	13,095
Commitments to purchase finance receivables	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Finance Receivables

The fair value of finance receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for the purposes of the calculations.

Notes Receivable

The fair value of notes receivable is estimated by discounting the future cash flows using discount rates reflecting the makers’ capacity to make the scheduled payments, the value of the underlying collateral and the scheduled maturity date.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Interest Receivable

The carrying amount approximates fair value.

Trade Accounts Payable

The carrying amount approximates fair value.

Commitments to Purchase Finance Receivables

The fair value of commitments to purchase finance receivables is estimated using the fees currently charged to enter into similar agreements taking into account the difference between current levels of interest rates and the committed rates and the remaining terms of the commitments.

Note 15:    Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates. Significant estimates made by management affecting the consolidated financial statements include:

Allowance for Credit Losses

As described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, the Company provides an allowance for credit losses on its finance receivables. Because of the Company’s limited operating history since emerging from bankruptcy and the inherently high credit risk associated with many of the Company’s finance receivables, actual credit losses may differ materially from the Company’s estimates in the near term.

Note 16:    Concentration of Credit Risk

The Company has consumer finance receivables secured by automobiles or consumer goods originally acquired from a network of dealers in approximately 16 states and five Canadian provinces. The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process. As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 17:    Subsequent Events

The Company needs to raise an additional $5 - $10 million in debt and/or equity financing in order to allow the Company to meet its targets for the purchase of finance receivables throughout 2006. In connection therewith, on October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising additional debt and/or equity financing. Further to this process, on January 12, 2006, the Company notified its stockholders of the Company’s intent to raise not less than $10,000,000 in debt and/or equity financing and of measures being taken by the Trust Supervision Committee of the Freedom Financial Group I Statutory Trust, which holds all of the Company’s outstanding preferred stock, to cause the conversion of all outstanding shares of preferred stock into a like number of shares of common stock. The Trust Supervision Committee intends to seek the aid of the Bankruptcy Court, which oversaw the formation of the Freedom Financial Group I Statutory Trust, in resolving any ambiguity which may exist under the Plan of Reorganization regarding conversion of the preferred stock. The Trust Supervision Committee further intends to ask the Bankruptcy Court to declare that upon such stock conversion the Trust Supervision Committee may direct 1) a winding up of the Trust, 2) the distribution of the resulting common stock, and 3) the subsequent dissolution of the Trust.

On January 9, 2006, in anticipation of the potential conversion of the preferred stock and to address the antidilution rights granted to certain officers of the Company with respect to common stock issued to them under the terms of the February 2003 Stock Bonus Plan, the Company entered into a Stock Grant Agreement (the “Agreement”) pursuant to which the officers were granted a total of 962,493 restricted shares of common stock (the “Grant Shares”). As a condition to receiving the Grant Shares under the Agreement, the officers agreed to waive their rights to receive bonuses of additional common stock resulting from any future conversion of the Company’s preferred stock into common stock. Additionally, the Agreement places various conditions and restrictions on both the Grant Shares and on their currently owned shares (the “Existing Shares”):

1.
The Grant Shares are subject to forfeiture if (i) all of the Company’s outstanding preferred stock has not been converted into common stock within 18 months; (ii) the Company has not raised $10,000,000 in debt or equity financing within 36 months. Additionally, each officer must forfeit his Grant Shares if his employment with the Company is terminated for any reason before the conditions in (i) and (ii) have been satisfied.

2.	The officers relinquish any rights to receive dividends or proceeds from the liquidation of the Company until the Company has raised debt and/or equity financing of not less than $10,000,000.

3.
The officers may not sell any Existing Shares or Grant Shares until (i) all of the Company’s outstanding preferred stock has been converted into common stock and (ii) the Company has raised debt and/or equity financing of at least $10,000,000. When both of these conditions are met, but no sooner than six months after raising debt and/or equity financing of at least $10,000,000, the officers may sell all of their Existing Shares and up to half of their Grant Shares. They may sell the remainder of their Grant Shares only if the Company has raised debt and/or equity financing of at least $15,000,000.

4.	Notwithstanding the above restrictions, the officers’ Existing Shares and Grant Shares may be sold upon their death or permanent disability, or if there is a change in control of the Company.

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), Share Based Payment, and determined the fair value of the Grant Shares to be approximately $4,800 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company will recognize compensation cost of approximately $4,800 in its 2006 statement of operations.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2005 and 2004

Note 18:    Future Change in Accounting Principle

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share Based Payment. FASB Statement No. 123(R) revised previously issued FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. FASB Statement No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The Company adopted FASB Statement No. 123(R) on January 1, 2006. Initial adoption of this Statement had no impact on the financial position and operating results of the Company.