Form 10QSB
period 2006-03-31
FREEDOM FINANCIAL GROUP INC
filed 2006-05-11
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,2006

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________
Commission file number __________________________________

FREEDOM FINANCIAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

43-1647559	Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3058 East Elm Street, Springfield, Missouri 65802

(Address of principal executive offices)

(417) 886-6600

(Issuer's Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

As of May 5, 2006, 10,928,252 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying condensed consolidated balance sheet of Freedom Financial Group, Inc. as of March 31, 2006 and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Springfield, Missouri
April 20, 2006

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited March 31, 2006	December 31, 2005

Assets

Cash and cash equivalents	$1,602,249	$2,192,075
Finance receivables, net	10,053,374	9,756,170
Notes receivable, net	11,725	11,725
Repossessed assets	142,315	191,911
Property and equipment, net	298,881	308,777
Other assets	207,582	159,017

Total assets	$12,316,126	$12,619,675

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$126,127	$40,090
Accrued expenses	101,731	80,102
Accrued compensation costs	50,143	52,949
Dealer holdbacks	94,808	106,539
Dealer reserves	38,710	39,963

Total liabilities	411,519	319,643

Commitments and Contingencies

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares authorized; 10,928,252 and 9,965,759 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,093	997
Additional paid-in-capital	4,716	—
Retained earnings (deficit)	(2,827,675)	(2,446,970)
Accumulated other comprehensive income	927,656	947,188

Total stockholders’ equity	11,904,607	12,300,032

Total liabilities and stockholders’ equity	$12,316,126	$12,619,675

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended

	March 31,	March 31,
	2006	2005
Revenues
Interest income	$656,221	$451,976
Recovery of charged-off finance receivables	12,498	28,046
Other income	26,357	29,051

Total revenues	695,076	509,073

Provision for Credit Losses	297,488	75,617

Net Revenues After Provision for Credit Losses	397,588	433,456

Operating Expenses	778,293	722,947

Operating Loss	(380,705)	(289,491)

Nonoperating Income
Other	—	1,149

Loss Before Income Taxes	(380,705)	(288,342)

Provision for Income Taxes	—	—

Net Loss	$(380,705)	$(288,342)

Basic Loss Per Share	$(0.04)	$(0.03)

Diluted Loss Per Share	$(0.04)	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable					Accumulated
	Convertible			Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(380,705)	—	(380,705)

Foreign currency
translation
adjustment	—	—	—	—	—	(19,532)	(19,532)

Comprehensive loss	—	—	—	—	—	—	(400,237)

Stock grant	—	962,493	96	4,716	—	—	4,812

Balance, March 31, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(2,827,675)	$927,656	$11,904,607

Balance, December 31, 2004	$13,798,817	9,965,759	$997	$0	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	—	(288,342)	—	(288,342)

Foreign currency
translation
adjustment	—	—	—	—	—	(16,662)	(16,662)

Comprehensive loss	—	—	—	—	—	—	(305,004)

Balance, March 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,019,724)	$786,582	$12,566,672

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended

	March 31, 2006	March 31, 2005
Operating Activities
Net loss	$(380,705)	$(288,342)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,144	15,149
Provision for credit losses	297,488	75,617
Deferred discount income	(151,313)	(157,573)
Recovery of charged-off finance receivables	136,281	37,634
Gain on disposal of property and equipment	—	(1,149)
Stock grant expense	4,812	—
Changes in
Other assets	(5,698)	(63,144)
Accounts payable and accrued expenses	105,045	(166,598)
Reorganization costs payable	—	(5,000)
Net cash provided by (used in) operating activities	16,054	(553,406)

Investing Activities
Purchase of finance receivables	(2,121,332)	(2,666,938)
Principal collected on finance receivables	1,595,865	1,190,407
Payments of dealer reserves	(4,618)	(5,908)
Payments of dealer holdbacks	(45,906)	(43,871)
Principal collected on notes receivable	—	12,624
Purchase of property and equipment	(1,308)	(16,007)
Proceeds from sale of property and equipment	—	2,000
Net cash used in investing activities	(577,299)	(1,527,693)

Financing Activities
Payment of deferred financing fees	(25,532)	—
Net cash used in financing activities	(25,532)	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,049)	(1,523)

Net Decrease in Cash and Cash Equivalents	(589,826)	(2,082,622)

Cash and Cash Equivalents, Beginning of Period	2,192,075	8,779,211

Cash and Cash Equivalents, End of Period	$1,602,249	$6,696,589

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1:	General

The accompanying unaudited condensed consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations, cash flows and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at March 31, 2006 and December 31, 2005, respectively:

	2006	2005
Automobiles	$8,883,052	$8,456,981
Bulk food	771,297	863,167
Equipment leases	574,812	704,484
Other	812,957	742,534
Total finance receivables	11,042,118	10,767,166

Less
Unearned discount	557,375	598,768
Allowance for credit losses	431,369	412,228
	988,744	1,010,996
Net finance receivables	$10,053,374	9,756,170

Approximately 35% and 37% of the above finance receivables as of March 31, 2006 and December 31, 2005 respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at March 31, 2006, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2006	$4,830,463
2007	4,596,039
2008	3,358,572
2009	1,496,306
2010	216,203
Total	$14,497,583

Activity in the allowance for credit losses related to finance receivables for the three months ended March 31, 2006 and 2005, respectively, was as follows:

	2006	2005

Balance, beginning of period	$412,228	$302,462
Provision charged to expense	297,488	75,617
Losses charged off	(362,817)	(90,355)
Recoveries of previously charged off amounts	86,685	31,405
Effect of foreign currency translation	(2,215)	(80)
Balance, end of period	$431,369	$319,049

The Company’s nonearning finance receivables totaled $183,217 at March 31, 2006. The Company provided an allowance for credit losses related to these receivables of $164,896.

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 4:	Commitments

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,804,578 as of March 31, 2006. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically the Company funds between 30% and 50% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement calls for the Company to pay nonrefundable advisory fees totaling $60,000, $20,000 of which remains unpaid as of March 31, 2006.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of March 31, 2006 are:

2006	$35,553
2007	27,935
Total	$63,488

The Company had no other commitments as of March 31, 2006.

Note 5:	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock would be antidilutive for the three months ended March 31, 2006 and 2005 (due to the net losses for those periods), basic and diluted loss per share amounts for those periods are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock.

Loss per share for the three months ended March 31, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(380,705)	10,832,003
Basic and diluted loss per share			$(0.04)

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Loss per share for the three months ended March 31, 2005, was computed as follows:

		Weighted
		Average	Per Share
	Income	Shares	Amount

Net loss	$(288,342)	9,965,759
Basic and diluted loss per share			$(0.03)

Note 6:	Operating Expenses

The components of operating expenses for the three months ended March 31, 2006 and 2005, respectively, are as follows:

	2006	2005

Salaries and benefits	$411,576	$396,500
Professional fees	214,951	171,540
Other	151,766	154,907

	$778,293	$722,947

Note 7:	Stock-Based Compensation

On January 9, 2006, in anticipation of the potential conversion of the Company’s outstanding preferred stock into common stock and to address the anti-dilution rights granted to certain officers of the Company with respect to common stock issued to them under the terms of the February 2003 Stock Bonus Plan, the Company entered into a Stock Grant Agreement (the “Agreement”) pursuant to which the officers were granted a total of 962,493 restricted shares of common stock (the “Grant Shares”). As a condition to receiving the Grant Shares under the Agreement, the officers agreed to waive their rights to receive bonuses of additional common stock resulting from any future conversion of the Company’s preferred stock into common stock. Additionally, the Agreement places various conditions and restrictions on both the Grant Shares and on their currently owned shares (the “Existing Shares”):

1.
The Grant Shares are subject to forfeiture if (i) all of the Company’s outstanding preferred stock has not been converted into common stock within 18 months; (ii) the Company has not raised $10,000,000 in debt and/or equity financing within 36 months. Additionally, each officer must forfeit his Grant Shares if his employment with the Company is terminated for any reason before the conditions in (i) and (ii) have been satisfied.

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

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

4.	Notwithstanding the above restrictions, the officers’ Existing Shares and Grant Shares may be sold upon their death or permanent disability, or if there is a change in control of the Company.

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), Share Based Payment, and determined the fair value of the Grant Shares to be $4,812 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company recognized compensation expense of $4,812 in its statement of operations for the three months ended March 31, 2006.

Note 8:	Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,255,690 at March 31, 2006.

Total revenues, loss before income taxes and net loss from foreign operations for the three months ended March 31, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $92,678 and $61,647 for the three months ended March 31, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended March 31, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$282,466	$232,462

Loss before income taxes	(36,457)	(26,746)

Net loss	(36,457)	(26,746)

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 9:	Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

Net loss	$(380,705)	$(288,342)
Foreign currency translation adjustment	(19,532)	(16,662)

Comprehensive loss	$(400,237)	$(305,004)

Note 10:	Additional Cash Flow Information

The Company made no cash payments for interest or income taxes during the three months ended March 31, 2006 and 2005, respectively.

Note 11:	Change in Accounting Principle

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

Readers are referred to the caption “Risk Factors” appearing at the end of ITEM 1, Description of Business in our annual report on Form 10-KSB, filed on March 30, 2006, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While TCG will continue to acquire these types of Installment Contracts, TCG’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s Installment Contracts secured by automobiles is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
March 31, 2006	80%

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

Recent Developments

The Company needs to raise an additional $5 - $10 million in debt and/or equity financing in order to allow the Company to meet its targets for the purchase of Installment Contracts throughout 2006. In connection therewith, on October 10, 2005, the Company hired an investment banking firm to act as the Company’s exclusive placement agent in connection with raising additional debt and/or equity capital. The work performed by the investment banking firm on our behalf during the fourth quarter of 2005 led the Company to reach several conclusions:

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

Given these conclusions, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to convert all of the Company’s outstanding preferred stock into common stock. To that end, the Board of Directors requested that the Trust Supervision Committee of the Freedom Financial Group I Statutory Trust (which holds all of the Company’s outstanding preferred stock) to consider taking steps to convert the Company’s outstanding preferred stock into common stock. The Trust Supervision Committee, without participation from Mr. Fenstermaker (who recused himself to remove any appearance of impropriety), considered the issue and agreed that conversion of the preferred stock would be in the best interests of the Trust’s beneficial owners.

On January 25, 2006 the Trust Supervision Committee filed a Motion to Reopen Case with the United States Bankruptcy Court for the District of Arizona. Concurrently therewith, the Trust Supervision Committee filed a Motion for Declaratory Relief seeking the Court’s Declaratory Judgment resolving any ambiguity which may exist under the court approved Plan of Reorganization (and other operative documents) regarding conversion of the Company’s preferred stock. On March 27, 2006, the Bankruptcy Court issued an order on the Motion for Declaratory Relief. In its Order, although noting that it makes “compelling economic sense” to convert the Company’s outstanding preferred stock into common stock, the Bankruptcy Court determined that the Trust Supervision Committee lacks the power to convert the Company’s outstanding preferred stock into common stock without a majority vote of the Trust’s beneficiaries (the Trust Certificate holders).

In light of the Bankruptcy Court’s Order, the Trust’s beneficiaries will be asked to vote in favor of converting the Company’s outstanding preferred stock into common stock at the Company’s 2006 Annual Meeting of Stockholders. It is contemplated that the 2006 Annual Meeting of Stockholders will take place in Springfield, Missouri on June 23, 2006.

The Company’s Board of Directors believes that conversion of the Company’s outstanding preferred stock into common stock is critical to the Company’s long-term viability.

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

Selected Financial Data

The following table presents selected unaudited summary information regarding our results of operations for the three months ended March 31, 2006 and 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended March 31,
	2006	2005
Consolidated Summary of Operations:
Interest income	$656,221	$451,976
Recovery of charged-off finance receivables	12,498	28,046
Other income	26,357	29,051
Total revenues	695,076	509,073

Provision for credit losses	297,488	75,617

Net revenues after provision for credit losses	397,588	433,456

Operating expenses	778,293	722,947

Operating loss	(380,705)	(289,491)

Non-operating income	-	1,149

Loss before income taxes	(380,705)	(288,342)

Income taxes	-	-

Net loss	$(380,705)	$(288,342)

Basic earnings per share	$(0.04)	$(0.03)
Diluted earnings per share	$(0.04)	$(0.03)
Other Selected Data:
Installment Contracts acquired during the period (total principal amount)	$2,290,686	$2,975,540
Purchase price of Installment Contracts acquired	$2,157,060	$2,711,392
Percentage of dollar amount paid to principal balance acquired	94.2%	91.1%
Number of Installment Contracts acquired during the period	387	570
Average principal balance acquired	$5,925	$5,220
Acquisition cost per acquired Installment Contract (including overhead)	$804	$545
Monthly servicing cost per Installment Contract (including overhead)	$22	$39

The following table presents selected unaudited summary information regarding our financial condition as of March 31, 2006 and December 31, 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	March 31, 2006	December 31, 2005
Consolidated Summary of Financial Condition:
Installment Contracts receivable, net	$10,053,374	$9,756,170
Total assets	$12,316,126	$12,619,675

Total liabilities	$411,519	$319,643
Total stockholders' equity	$11,904,607	$12,300,032

Results of Operations

Interest Income

Our interest income totaled $656,221 for the three months ended March 31, 2006, compared to $451,976 for the three months ended March 31, 2005.

The following table presents information relative to the average balances and interest rates of our interest earning assets for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006 and 2005

	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,350,998	$637,877	24.65%	$5,151,481	$405,255	31.47%
Cash and cash equivalents	1,899,416	17,982	3.79%	7,680,429	45,140	2.35%
Notes receivable	11,725	362	12.35%	71,111	1,581	8.89%

Total	$12,262,139	$656,221	21.41%	$12,903,021	$451,976	14.01%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2005 and the first three months of 2006 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

The following table sets forth the changes in interest income attributable to changes in volume (change in average balance multiplied by the prior period yield) and changes in rate (change in yield multiplied by the prior period average balance). Changes due to the rate/volume variance (the combined effect of change in yield and change in average balance) have been allocated proportionately based on the absolute value of the rate and volume variances.

	For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$296,198	$(63,576)	$232,622
Cash and cash equivalents	(144,065)	116,907	(27,158)
Notes receivable	(2,288)	1,069	(1,219)

Total Interest Income	$149,845	$54,400	$204,245

Provision for Credit Losses

Our consolidated provision for credit losses totaled $297,488 for the three months ended March 31, 2006, compared to $75,617 for the three months ended March 31, 2005. This increase is a result of an increase in net charge-offs experienced during the three months ended March 31, 2006 and the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $778,293 for the three months ended March 31, 2006, compared to $722,947 for the three months ended March 31, 2005. A summary of these expenses follows:

	Three Months Ended March 31,
	2006	2005	Percent Change

Salaries and benefits	$411,576	$396,500	3.8%
Professional fees	214,951	171,540	25.31%
Other	151,766	154,907	-2.03%
Total	$778,293	$722,947	7.66%

Salaries and benefits increased primarily as a result of salary and wage increases consisting of cost of living adjustments and merit raises.  As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease.

The increases in professional fees are attributable to increases in legal fees primarily resulting from services rendered in connection with the Company’s attempt to convert its outstanding preferred stock into common stock.  Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, insurance, postage, supplies, communications, travel and stockholder relations.

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

The Company’s average acquisition cost over the three months ended March 31, 2006 was approximately $804 per acquired Installment Contract compared to $545 per acquired Installment Contract during the three months ended March 31, 2005. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the three months ended March 31, 2006, the Company’s book-to-look ratio was 7.7%. During the three months ended March 31, 2005 the Company’s book-to-look ratio was 12.1%. The decrease in the Company’s book-to-look ratio (and the resulting increase in our average acquisition cost per acquired Installment Contract) resulted from a tightening of our underwriting standards and a decrease of used car sales in our markets leading to increased competition to finance those sales. Management is attempting to increase our book-to-look ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us. (The Company collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers”.)

The Company’s average monthly servicing cost per serviced Installment Contract during the three months ended March 31, 2006 was $22 per contract compared to $39 per contract during the three months ended March 31, 2005. This decrease is primarily the result of efficiencies gained from the increase in the number of Installment Contracts in our portfolio. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

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

Nonoperating Income

During the three months ended March 31, 2005, the Company recognized a $1,149 gain on disposal of fixed assets which is reflected as nonoperating income in the Company’s consolidated statements of operations.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $2,290,686 during the three months ended March 31, 2006.  We invested cash of approximately $2,172,000 (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts, net of allowances for credit losses, increased from $9,756,170, net of an allowance for credit losses of $412,228, at December 31, 2005 to $10,053,374, net of an allowance for credit losses of $431,369, at March 31, 2006.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of March 31, 2006 and December 31, 2005, respectively, follows:

	March 31, 2006			December 31, 2005
	United States	Canada	Total	United States	Canada	Total
Automobiles	$7,151,977	$1,731,075	$8,883,052	$6,828,324	$1,628,657	$8,456,981
Equipment leases	-	574,812	574,812	-	704,484	704,484
Bulk food	-	771,297	771,297	-	863,167	863,167
Other	-	812,957	812,957	-	742,534	742,534
Total	7,151,977	3,890,141	11,042,118	6,828,324	3,938,842	10,767,166

Less
Unearned discount	362,903	194,472	557,375	390,979	207,789	598,768
Allowance for credit losses	220,716	210,653	431,369	199,558	212,670	412,228
Net	$6,568,358	$3,485,016	$10,053,374	$6,237,787	$3,518,383	$9,756,170

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

We calculate delinquency based on the number of days payments are contractually past due. The following tables set forth information with respect to the delinquency of our portfolio of Installment Contracts as of March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,151,977	100%	$3,890,141	100%	$11,042,118	100%

Period of delinquency:
30 - 59 days	$463,483	6.48%	$59,306	1.52%	$522,789	4.73%
60 - 89 days	161,311	2.26%	31,964	0.82%	193,275	1.75%
90 - 119 days	109,104	1.53%	74,114	1.91%	183,218	1.66%

Total	$733,898	10.26%	$165,384	4.25%	$899,282	8.14%

	December 31, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,828,324	100%	$3,938,842	100%	$10,767,166	100%

Period of delinquency:
30 - 59 days	$499,705	7.32%	$62,377	1.58%	$562,082	5.22%
60 - 89 days	155,349	2.28%	42,591	1.08%	197,940	1.84%
90 - 119 days	104,842	1.54%	36,139	0.92%	140,981	1.31%

Total	$759,896	11.13%	$141,107	3.58%	$901,003	8.37%

The following table sets forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$6,789,074	$3,695,669	$10,484,743	$3,386,911	$2,574,562	$5,961,473

Installment Contracts, net of unearned discounts, average during the period (1)	$6,621,541	$3,729,458	$10,350,999	$2,549,208	$2,602,273	$5,151,481

Gross charge-offs	$277,707	$85,110	$362,817	$48,555	$41,800	$90,355
Recoveries	75,060	11,625	86,685	6,885	24,520	31,405

Net charge-offs	$202,647	$73,485	$276,132	$41,670	$17,280	$58,950

Net charge-offs as a % of avg. contracts during the period, annualized	12.24%	7.88%	10.67%	6.54%	2.66%	4.57%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of Installment Contracts. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. In performing these periodic evaluations, management follows an appropriately-documented methodology. This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in this ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies, Judgments and Estimates.

Our allowance for credit losses was $431,369 at March 31, 2006 compared to $412,228 at December 31, 2005. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.11% at March 31, 2006 and 4.05% at December 31, 2005.

During the three months ended March 31, 2006, our net Installment Contracts increased $316,345. This increase was the result of a $452,288 increase in automobile-secured contracts offset by a $135,943 decrease in all other Installment Contracts. The $452,288 increase in automobile-secured Installment Contracts was comprised of a $586,533 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $100,559 increase in Installment Contracts acquired through our Canadian point-of-sale program, offset by a $234,804 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. and Canadian portfolios from December 31, 2005 to March 31, 2006, we provided for a specific increase to our allowance for credit losses through a charge to earnings.

We made no adjustment to our allowance for credit losses during the three months ended March 31, 2006 as a result of our analysis of delinquencies in our portfolio of Installment Contracts. As of December 31, 2005, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 8.37% of our outstanding Installment Contracts. As of March 31, 2006, delinquent accounts totaled 8.14% of our outstanding Installment Contracts.

The Company’s loss history in its U.S. portfolio of Installment Contracts and in its Canadian portfolio of automobile-secured Installment Contracts is limited. Due to this limited operating history, using historical loss ratios to predict future probable losses is of limited usefulness. Additionally, uncertainty exists with respect to the accuracy of our estimates of amounts we will recover through the sale of repossessed collateral and with respect to anticipated future economic conditions, both in the U.S. and Canada, and their effect on the performance of our portfolio of Installment Contracts. To account for these limitations and uncertainties, during the three months ended March 31, 2006 we recognized an additional provision for credit losses and further increased our allowance for credit losses.

During the three months ended March 31, 2006, we experienced net charge-offs of $276,132, which represented 10.67% of our average outstanding Installment Contracts during the period. During the three months ended March 31, 2005, we experienced net charge-offs of $58,950, which represented 4.57% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in this ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of March 31, 2006.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$199,558	$212,670	$412,228	$146,149	$156,313	$302,462

Charge-offs	(277,707)	(85,110)	(362,817)	(48,555)	(41,800)	(90,355)
Recoveries	75,060	11,625	86,685	6,885	24,520	31,405

Net charge-offs	(202,647)	(73,485)	(276,132)	(41,670)	(17,280)	(58,950)

Provision for credit losses	223,805	73,683	297,488	39,761	35,856	75,617

Effect of foreign currency translation	-	(2,215)	(2,215)	-	(80)	(80)

Balance at end of period	$220,716	$210,653	$431,369	$144,240	$174,809	$319,049

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

The Company began 2006 with $2,192,075 cash on hand and had cash on hand of $1,602,249 at March 31, 2006. Operating activities provided cash of $16,054 during the three month period ended March 31 2006. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $2,172,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three month period ended March 31, 2006. We collected principal payments on our Installment Contracts of approximately $1,596,000 during the three month period ended March 31, 2006.

The Company has no material commitments for capital expenditures as of March 31, 2006. However, the Company anticipates making significant investments in its accounting, servicing and underwriting software systems over the next three to twelve months. The Company expects to spend approximately $160,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

The Company needs to raise an additional $5 - $10 million in debt and/or equity financing in order to allow the Company to meet its targets for the purchase of Installment Contracts throughout 2006. See the heading Recent Developments, above in this ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company’s efforts to raise additional debt and/or equity capital and convert the Company’s outstanding preferred stock into common stock.

Although we have not yet done so, in addition to funding our growth through internally generated cash flow, debt financing and equity financing, the Company’s long range strategy envisions the occasional sale of Installment Contracts in private placements to investment groups and the securitization of Installment Contracts through the secondary markets. We can give no assurance that we will be successful in these efforts.

Each and every calendar quarter the Company is required to redeem approximately 320,000 outstanding shares of preferred stock, if, at the sole determination of the Company’s Board of Directors, the Company’s funds allow such redemption, taking into account the Company’s current and future cash requirements. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date and none are planned in the near term. Management and the Board of Directors believe that by operating the business and investing available cash in Installment Contracts they can provide a greater long-term return to preferred shareholders than would be available through immediate liquidation of the business and redemption of the preferred shares.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,805,000 as of March 31, 2006. Typically, the Company funds between 30% and 50% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement calls for the Company to pay nonrefundable advisory fees totaling $60,000, $20,000 of which remains unpaid as of March 31, 2006.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of March 31, 2006 are:

2006	$35,553
2007	27,935

$63,488

The Company had no other off-balance sheet arrangements as of March 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREEDOM FINANCIAL GROUP, INC.

Date:	May 11, 2006	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date:	May 11, 2006	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer