Form 10QSB
period 2006-06-30
FREEDOM FINANCIAL GROUP INC
filed 2006-08-14
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

(417) 886-6600
(Issuer's Telephone Number)

_______________________________________________________
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

As of August 7, 2006, 10,928,252 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Springfield, Missouri
July 20, 2006

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$1,014,129	$2,192,075
Finance receivables, net	10,533,962	9,756,170
Notes receivable, net	11,725	11,725
Repossessed assets	117,425	191,911
Property and equipment, net	299,804	308,777
Other assets	210,818	159,017

Total assets	$12,187,863	$12,619,675
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$31,275	$40,090
Accrued expenses	75,946	80,102
Accrued compensation costs	59,364	52,949
Dealer holdbacks	78,532	106,539
Dealer reserves	41,686	39,963

Total liabilities	286,803	319,643

Commitments and Contingencies

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares authorized; 10,928,252 and 9,965,759 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	1,093	997
Additional paid-in-capital	4,716	—
Retained earnings (deficit)	(3,020,353)	(2,446,970)
Accumulated other comprehensive income	1,116,787	947,188

Total stockholders’ equity	11,901,060	12,300,032

Total liabilities and stockholders’ equity	$12,187,863	$12,619,675

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Interest income	$691,002	$538,964	$1,347,223	$990,940
Recovery of charged-off finance receivables	5,816	49,984	18,314	78,030
Other income	30,532	21,852	56,889	50,903

Total revenues	727,350	610,800	1,422,426	1,119,873

Provision for Credit Losses	244,672	122,671	542,160	198,288

Net Revenues After Provision for Credit Losses	482,678	488,129	880,266	921,585

Operating Expenses	675,356	663,646	1,453,649	1,386,596

Operating Loss	(192,678)	(175,517)	(573,383)	(465,011)

Nonoperating Income
Other	—	—	—	1,153

Loss Before Income Taxes	(192,678)	(175,517)	(573,383)	(463,858)

Provision for Income Taxes	—	—	—	—

Net Loss	$(192,678)	$(175,517)	$(573,383)	$(463,858)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable				Accumulated
	Convertible			Additional	Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(573,383)	—	(573,383)

Foreign currency translation adjustment	—	—	—	—	—	169,599	169,599

Comprehensive loss	—	—	—	—	—	—	(403,784)

Stock Grant	—	962,493	96	4,716	—	—	4,812

Balance, June 30, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(3,020,353)	$1,116,787	$11,901,060

Balance, December 31, 2004	$13,798,817	9,965,759	$997	$0	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	—	(463,858)	—	(463,858)

Foreign currency translation adjustment	—	—	—	—	—	(63,915)	(63,915)

Comprehensive loss	—	—	—	—	—	—	(527,773)

Balance, June 30, 2005	$13,798,817	9,965,759	$997	$0	$(2,195,240)	$739,329	$12,343,903

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2006	2005
Operating Activities
Net income (loss)	$(573,383)	$(463,858)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	20,291	29,820
Provision for credit losses	542,160	198,288
Deferred discount income	(288,611)	(330,295)
Recovery of charged-off finance receivables	247,493	74,069
Gain on settlement of pending claims	—	(1,153)
Stock grant expense	4,812	—
Changes in
Other assets	(20,764)	(68,903)
Accounts payable and accrued expenses	(7,949)	(205,246)
Reorganization costs payable	—	(5,000)
Net cash used in operating activities	(75,951)	(772,278)

Investing Activities
Purchase of finance receivables	(4,185,270)	(5,952,266)
Principal collected on finance receivables	3,189,602	2,514,530
Payments of dealer reserves	(6,600)	(11,209)
Payments of dealer holdbacks	(93,103)	(80,655)
Principal collected on notes receivable	—	15,843
Purchase of property and equipment	(1,308)	(18,184)
Proceeds from sale of property and equipment	—	2,000
Net cash used in investing activities	(1,096,679)	(3,529,941)

Financing Activities
Payment of deferred financing fees	(25,532)	—
Net cash used in financing activities	(25,532)	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20,216	(20,328)

Net Decrease in Cash and Cash Equivalents	(1,177,946)	(4,322,547)

Cash and Cash Equivalents, Beginning of Period	2,192,075	8,779,211

Cash and Cash Equivalents, End of Period	$1,014,129	$4,456,664

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

Note 3: Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at June 30, 2006 and December 31, 2005, respectively:

	2006	2005

Automobiles	$9,434,659	$8,456,981
Bulk food	665,981	863,167
Equipment leases	539,203	704,484
Other	867,743	742,534
Total finance receivables	11,507,586	10,767,166

Less
Unearned discount	525,673	598,768
Allowance for credit losses	447,951	412,228
	973,624	1,010,996
Net finance receivables	$10,533,962	$9,756,170

Approximately 34% and 37% of the above finance receivables as of June 30, 2006 and December 31, 2005, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at June 30, 2006, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2006	$3,445,234
2007	5,264,558
2008	3,951,478
2009	2,030,648
2010	473,087
2011	1,679
Total	$15,166,684

Activity in the allowance for credit losses related to finance receivables for the three months ended June 30, 2006 and 2005, respectively, was as follows:

	2006	2005

Balance, beginning of period	$431,369	$319,049
Provision charged to expense	244,672	122,671
Losses charged off	(324,660)	(229,568)
Recoveries of previously charged off amounts	86,322	107,235
Effect of foreign currency translation	10,248	(1,453)
Balance, end of period	$447,951	$317,934

Activity in the allowance for credit losses related to finance receivables for the six months ended June 30, 2006 and 2005, respectively, was as follows:

	2006	2005

Balance, beginning of period	$412,228	$302,462
Provision charged to expense	542,160	198,288
Losses charged off	(687,478)	(319,922)
Recoveries of previously charged off amounts	173,007	138,640
Effect of foreign currency translation	8,034	(1,534)
Balance, end of period	$447,951	$317,934

The Company’s nonearning finance receivables totaled $124,307 at June 30, 2006. The Company provided an allowance for credit losses related to these receivables of $111,876.

Note 4: Redeemable Convertible Preferred Stock

At the Company’s Annual Meeting of Stockholders on June 23, 2006, the beneficial owners of the Freedom Financial Group I Statutory Trust voted to 1) convert all of the Company’s outstanding preferred stock, currently held by the Freedom Financial Group I Statutory Trust, into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. The Company anticipates the actual conversion will be completed and the Statutory Trust dissolved during the Company’s third fiscal quarter ending September 30, 2006.

Note 5: Commitments

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,448,000 as of June 30, 2006. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically the Company funds between 30% and 50% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement calls for the Company to pay nonrefundable advisory fees totaling $60,000, $20,000 of which remains unpaid as of June 30, 2006.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of June 30, 2006 are:

2006	$24,751
2007	28,089
Total	$52,840

The Company had no other commitments as of June 30, 2006.

Note 6: Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock would be antidilutive for the three months and six months ended June 30, 2006 and 2005, respectively (due to the net losses for those periods), basic and diluted loss per share amounts for those periods are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock.

Loss per share for the three months ended June 30, 2006, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(192,678)	10,928,252
Basic and diluted loss per share			$(0.02)

Loss per share for the three months ended June 30, 2005, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net income	$(175,517)	9,965,759
Basic and diluted loss per share			$(0.02)

Loss per share for the six months ended June 30, 2006, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(573,383)	10,880,393
Basic and diluted loss per share			$(0.05)

Loss per share for the six months ended June 30, 2005, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net income	$(463,858)	9,965,759
Basic earnings per share			$(0.05)

Note 7: Operating Expenses

The components of operating expenses for the three months ended June 30, 2006 and 2005, respectively, are as follows:

	2006	2005

Salaries and benefits	$373,082	$389,774
Professional fees	99,810	116,928
Other	202,464	156,944

	$675,356	$663,646

The components of operating expenses for the six months ended June 30, 2006 and 2005, respectively, are as follows:

	2006	2005

Salaries and benefits	$784,658	$786,274
Professional fees	314,761	288,468
Other	354,230	311,854

	$1,453,649	$1,386,596

Note 8: Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,522,249 at June 30, 2006.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended June 30, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $101,951 and $66,386 for the three months ended June 30, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended June 30, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$302,630	$239,171

Loss before income taxes	(20,122)	(7,893)

Net loss	(20,122)	(7,893)

Total revenues, loss before taxes and net loss from foreign operations for the six months ended June 30, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $194,629 and $128,033 for the six months ended June 30, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $48,000 for each of the six month periods ended June 30, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$585,096	$471,632

Loss before income taxes	(56,579)	(34,640)

Net loss	(56,579)	(34,640)

Note 9: Comprehensive Loss

The components of comprehensive loss for the three months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Net loss	$(192,678)	$(175,517)
Foreign currency translation adjustment	189,131	(47,253)

Comprehensive loss	$(3,547)	$(222,770)

The components of comprehensive loss for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Net loss	$(573,383)	$(463,858)
Foreign currency translation adjustment	(169,599)	(63,915)

Comprehensive loss	$(403,784)	$(527,773)

Note 10: Additional Cash Flow Information

The Company made no cash payments for interest or income taxes during the three month and six month periods ended June 30, 2006 and 2005, respectively.

Note 11: Subsequent Event

On July 21, 2006, the Company received and accepted a commitment letter from Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount will be limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit will bear interest at the bank’s prime rate plus 3%, be collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG, and have a term of 12 months. The Company paid a $30,000 commitment fee upon acceptance of the commitment and will reimburse Heartland for its costs related to documenting and executing the final loan agreement.

Upon closing of the line of credit the Company will be required to issue to Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

The Company will also be required, upon the closing of the line of credit, to issue to its investment banking firm, warrants to purchase approximately 230,000 shares of the Company’s common stock on terms similar to the warrants to be issued to Heartland. Also at closing, a transaction fee of $120,000 will be due to the investment banking firm. This transaction fee will be partially offset by $40,000 of advisory fees the Company has previously paid to the investment banking firm.

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

December 31, 2003	17%
December 31, 2004	45%
March 31, 2005	61%
June 30, 2005	72%
September 30, 2005	77%
December 31, 2005	79%
March 31, 2006	80%
June 30, 2006	82%

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

Recent Developments

At the Company’s Annual Meeting of Stockholders on June 23, 2006, the beneficial owners of the Freedom Financial Group I Statutory Trust voted to 1) convert all of the Company’s outstanding preferred stock, currently held by the Freedom Financial Group I Statutory Trust, into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. We anticipate the actual conversion will be completed and the Statutory Trust dissolved during the Company’s third fiscal quarter ending September 30, 2006.

On July 21, 2006, the Company received and accepted a commitment letter from Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount will be limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit will bear interest at the bank’s prime rate plus 3%, be collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG, and have a term of 12 months. The Company paid a $30,000 commitment fee upon acceptance of the commitment and will reimburse Heartland for its costs related to documenting and executing the final loan agreement.

Upon closing of the line of credit the Company will be required to issue to Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

The Company will also be required, upon the closing of the line of credit, to issue to its investment banking firm, warrants to purchase approximately 230,000 shares of the Company’s common stock on terms similar to the warrants to be issued to Heartland. Also at closing, a transaction fee of $120,000 will be due to the investment banking firm. This transaction fee will be partially offset by $40,000 of advisory fees the Company has previously paid to the investment banking firm.

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

Selected Financial Data

The following table presents selected unaudited summary information regarding our results of operations for the three and six months ended June 30, 2006 and 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Summary of Operations:
Interest income	$691,002	$538,964	$1,347,223	$990,940
Recovery of charged-off finance receivables	5,816	49,984	18,314	78,030
Other income	30,532	21,852	56,889	50,903
Total revenues	727,350	610,800	1,422,426	1,119,873

Provision for credit losses	244,672	122,671	542,160	198,288

Net revenues after provision for credit losses	482,678	488,129	880,266	921,585

Operating expenses	675,356	663,646	1,453,649	1,386,596

Operating loss	(192,678)	(175,517)	(573,383)	(465,011)

Non-operating income	-	-	-	1,153

Income (loss) before income taxes	(192,678)	(175,517)	(573,383)	(463,858)

Income taxes	-	-	-	-

Net loss	$(192,678)	$(175,517)	$(573,383)	$(463,858)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Other Selected Data:
Installment Contracts acquired during the period (total principal amount)	$2,209,622	$3,603,289	$4,502,594	$6,578,929
Purchase price of Installment Contracts acquired	$2,094,029	$3,359,755	$4,253,230	$6,067,663
Percentage of dollar amount paid to principal balance acquired	94.8%	93.2%	94.5%	92.2%
Number of Installment Contracts acquired during the period	333	603	720	1,173
Average principal balance acquired	$6,636	$5,976	$6,254	$5,609
Acquisition cost per acquired Installment Contract (including overhead)	$768	$549	$787	$547
Monthly servicing cost per Installment Contract (including overhead)	$21.42	$28.54	$21.75	$36.35

The following table presents selected unaudited summary information regarding our financial condition as of June 30, 2006 and December 31, 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	June 30, 2006	December 31, 2005
Consolidated Summary of Financial Condition:
Installment Contracts receivable, net	$10,533,962	$9,756,170
Total assets	$12,187,863	$12,619,675

Total liabilities	$286,803	$319,643
Total stockholders' equity	$11,901,060	$12,300,032

Results of Operations

Interest Income

Our interest income totaled $691,002 and $1,347,223 for the three months and six months ended June 30, 2006, respectively, compared to $538,964 and $990,940 for the three months and six months ended June 30, 2005, respectively.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and six months ended June 30, 2006 and 2005, respectively:

	For the Three Months Ended June 30, 2006 and 2005
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,770,703	$677,179	25.15%	$6,890,142	$499,509	29.00%
Cash and cash equivalents	1,291,123	13,450	4.17%	5,611,455	38,091	2.72%
Notes receivable	11,725	373	12.72%	63,165	1,364	8.64%

Total	$12,073,551	$691,002	22.89%	$12,564,762	$538,964	17.16%

	For the Six Months Ended June 30, 2006 and 2005
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,571,724	$1,315,056	24.88%	$6,029,288	$904,766	30.01%
Cash and cash equivalents	1,594,272	31,432	3.94%	6,638,707	83,231	2.51%
Notes receivable	11,725	735	12.54%	67,475	2,943	8.72%

Total	$12,177,721	$1,347,223	22.13%	$12,735,470	$990,940	15.56%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2005 and the first six months of 2006 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$232,462	$(54,792)	$177,670
Cash and cash equivalents	(80,634)	55,993	(24,641)
Notes receivable	(2,372)	1,381	(991)

Total Interest Income	$149,456	$2,582	$152,038

	For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$530,804	$(120,514)	$410,290
Cash and cash equivalents	(210,151)	158,352	(51,799)
Notes receivable	(4,696)	2,488	(2,208)

Total Interest Income	$315,957	$40,326	$356,283

Provision for Credit Losses

Our consolidated provision for credit losses totaled $244,672 and $542,160 for the three and six months ended June 30, 2006, respectively, compared to $122,671 and $198,288 for the three and six months ended June 30, 2005, respectively. These increases are a result of the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $675,356 and $1,453,649 for the three and six months ended June 30, 2006, respectively, compared to $663,646 and $1,386,596 for the three and six months ended June 30, 2005, respectively. A summary of these expenses follows:

	Three Months Ended June 30,
	2006	2005	Percent Change

Salaries and benefits	$373,082	$389,774	-4.3%
Professional fees	99,810	116,928	-14.6%
Other	202,464	156,944	29.0%
Total	$675,356	$663,646	1.8%

	Six Months Ended June 30,
	2006	2005	Percent Change

Salaries and benefits	$784,658	$786,274	-0.2%
Professional fees	314,761	288,468	9.1%
Other	354,230	311,854	13.6%
Total	$1,453,649	$1,386,596	4.8%

Salaries and benefits decreased primarily as a result of a decrease in the number of persons employed by the Company during the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005, respectively.  The Company employed approximately 24 and 30 full-time employees at June 30, 2006 and June 30, 2005, respectively. This decrease in the number of employees resulted from the termination of employees in certain business development and clerical positions. We anticipate filling these positions over the course of the next six months.  As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease.

The increase in professional fees during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted from significant legal fees incurred during the first three months of 2006 in connection with the Company’s efforts to convert its outstanding preferred stock into common stock. Professional fees incurred during the three months ended June 30, 2006 decreased from the three months ended June 30, 2005 primarily due to fees incurred in connection with the Company’s filing of its registration statement on Form 10-SB during 2005 which did not recur during 2006. Other operating costs, which include, among other items, occupancy costs, licenses and taxes, depreciation, insurance, postage, supplies, communications, travel and stockholder relations increased primarily as a result of the Company’s growth during 2006 as compared to 2005.

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

The Company’s average acquisition cost over the three and six months ended June 30, 2006 was $768 and $787 per acquired Installment Contract, respectively. The Company’s average acquisition cost over the three and six months ended June 30, 2005 was $549 and $547 per acquired Installment Contract, respectively. Our average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the three and six months ended June 30, 2006, the Company’s book-to-look ratio in our U.S. point-of sale automobile financing program was 8.07% and 7.87%, respectively. For the three and six months ended June 30, 2005, the Company’s book-to-look ratio in our U.S. point-of-sale automobile financing program was 10.66% and 11.29%, respectively. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us. (The Company collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers”.)

The Company’s average monthly servicing cost per serviced Installment Contract during the three and six months ended June 30, 2006 was $21.42 and $21.75 per contract, respectively. The Company’s average monthly servicing cost per serviced Installment Contract during the three and six months ended June 30, 2005 was $28.54 and $36.35 per contract, respectively. These decreases are attributable to the increase in the size of our portfolio of Installment Contracts which has allowed us to 1) spread our fixed servicing costs over a larger number of contracts and to 2) achieve certain process efficiencies. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

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

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $2,209,622 and $4,502,594 during the three and six months ended June 30, 2006, respectively.  We invested cash of approximately $2,113,000 and $4,285,000, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,756,170, net of an allowance for credit losses of $412,228, at December 31, 2005 to $10,533,962, net of an allowance for credit losses of $447,951, at June 30, 2006.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of June 30, 2006 and December 31, 2005, respectively, follows:

	June 30, 2006			December 31, 2005
	United States	Canada	Total	United States	Canada	Total
Automobiles	$7,613,555	$1,821,104	$9,434,659	$6,828,324	$1,628,657	$8,456,981
Equipment leases	-	539,203	539,203	-	704,484	704,484
Bulk food	-	665,981	665,981	-	863,167	863,167
Other	-	867,743	867,743	-	742,534	742,534
Total	7,613,555	3,894,031	11,507,586	6,828,324	3,938,842	10,767,166

Less
Unearned discount	347,495	178,178	525,673	390,979	207,789	598,768
Allowance for credit losses	236,147	211,804	447,951	199,558	212,670	412,228
Net	$7,029,913	$3,504,049	$10,533,962	$6,237,787	$3,518,383	$9,756,170

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,613,555	100%	$3,894,031	100%	$11,507,586	100%

Period of delinquency:
30 - 59 days	$586,254	7.70%	$43,152	1.11%	$629,406	5.47%
60 - 89 days	190,085	2.50%	32,199	0.83%	222,284	1.93%
90 - 119 days	108,625	1.43%	15,682	0.40%	124,307	1.08%

Total	$884,964	11.62%	$91,033	2.34%	$975,997	8.48%

	December 31, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,828,324	100%	$3,938,842	100%	$10,767,166	100%

Period of delinquency:
30 - 59 days	$499,705	7.32%	$62,377	1.58%	$562,082	5.22%
60 - 89 days	155,349	2.28%	42,591	1.08%	197,940	1.84%
90 - 119 days	104,842	1.54%	36,139	0.92%	140,981	1.31%

Total	$759,896	11.13%	$141,107	3.58%	$901,003	8.37%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$7,266,060	$3,715,853	$10,981,913	$4,961,612	$2,935,689	$7,897,301

Installment Contracts, net of unearned discounts, average during the period (1)	$7,013,248	$3,757,456	$10,770,704	$4,196,567	$2,693,575	$6,890,142

Gross charge-offs	$228,035	$96,625	$324,660	$185,910	$43,658	$229,568
Recoveries	62,168	24,154	86,322	80,165	27,070	107,235

Net charge-offs	$165,867	$72,471	$238,338	$105,745	$16,588	$122,333

Net charge-offs as a % of avg. contracts during the period, annualized	9.46%	7.71%	8.85%	10.08%	2.46%	7.10%

(1) - Average is based on month-end balances

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$7,266,060	$3,715,853	$10,981,913	$4,961,612	$2,935,689	$7,897,301

Installment Contracts, net of unearned discounts, average during the period (1)	$6,885,456	$3,753,489	$10,638,945	$3,370,884	$2,658,404	$6,029,288

Gross charge-offs	$505,742	$181,736	$687,478	$234,465	$85,457	$319,922
Recoveries	137,227	35,780	173,007	87,050	51,590	138,640

Net charge-offs	$368,515	$145,956	$514,471	$147,415	$33,867	$181,282

Net charge-offs as a % of avg. contracts during the period, annualized	10.70%	7.78%	9.67%	8.75%	2.55%	6.01%

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

Our allowance for credit losses was $447,951 at June 30, 2006 compared to $412,228 at December 31, 2005. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.08% at June 30, 2006 and 4.05% at December 31, 2005.

During the six months ended June 30, 2006, our net Installment Contracts increased $813,515. This increase was the result of a $1,018,061 increase in automobile-secured contracts offset by a $204,546 decrease in all other Installment Contracts. The $1,018,061 increase in automobile-secured Installment Contracts was comprised of a $1,229,007 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $189,346 increase in Installment Contracts acquired through our Canadian point-of-sale program, offset by a $400,292 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. and Canadian portfolios from December 31, 2005 to June 30, 2006, we provided for a specific increase to our allowance for credit losses through a charge to earnings. We further increased our allowance for credit losses to account for the slight increase in Installment Contract delinquencies in Canada from December 31, 2005 to June 30, 2006. As of December 31, 2005, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 8.37% of our outstanding Installment Contracts. As of June 30, 2006, delinquent accounts totaled 8.48% of our outstanding Installment Contracts.

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

During the six months ended June 30, 2006, we experienced net charge-offs of $514,417, which represented 9.67% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2005, we experienced net charge-offs of $523,156, which represented 6.85% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in this Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of June 30, 2006.

The following tables set forth the activity in the allowance for credit losses for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$220,716	$210,653	$431,369	$144,240	$174,809	$319,049

Charge-offs	(228,035)	(96,625)	(324,660)	(185,910)	(43,658)	(229,568)
Recoveries	62,168	24,154	86,322	80,165	27,070	107,235

Net charge-offs	(165,867)	(72,471)	(238,338)	(105,745)	(16,588)	(122,333)

Provision for credit losses	181,298	63,374	244,672	115,459	7,212	122,671

Effect of foreign currency translation	-	10,248	10,248	-	(1,453)	(1,453)

Balance at end of period	$236,147	$211,804	$447,951	$153,954	$163,980	$317,934

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$199,558	$212,670	$412,228	$146,149	$156,313	$302,462

Charge-offs	(505,742)	(181,736)	(687,478)	(234,465)	(85,457)	(319,922)
Recoveries	137,227	35,780	173,007	87,050	51,590	138,640

Net charge-offs	(368,515)	(145,956)	(514,471)	(147,415)	(33,867)	(181,282)

Provision for credit losses	405,104	137,056	542,160	155,220	43,068	198,288

Effect of foreign currency translation	-	8,034	8,034	-	(1,534)	(1,534)

Balance at end of period	$236,147	$211,804	$447,951	$153,954	$163,980	$317,934

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling between $15,000,000 and $18,000,000 (roughly, between 2,500 and 3,000 Installment Contracts) during the next eighteen months. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of $13,800,000 to $17,280,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank lines of credit and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

The Company began 2006 with $2,192,075 cash on hand and had cash on hand of $1,014,129 at June 30, 2006. Operating activities used cash of $92,005 during the three months ended June 30, 2006 and used cash of $75,951 during the six months ended June 30, 2006. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $2,113,000 and $4,285,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three and six month periods ended June 30, 2006, respectively. We collected principal payments on our Installment Contracts of approximately $1,594,000 and $3,190,000 during the three and six month periods ended June 30, 2006, respectively.

The Company has no material commitments for capital expenditures as of June 30, 2006. However, the Company completed a significant upgrade to its accounting and loan servicing software systems on August 1, 2006. Expenditures for these systems will total approximately $25,000 during the Company’s third fiscal quarter ending September 30, 2006. The Company expects to spend approximately $100,000 upgrading its underwriting systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

Each and every calendar quarter, the Company is required to redeem approximately 320,000 outstanding shares of preferred stock, if, at the sole determination of the Company’s Board of Directors, the Company’s funds allow such redemption, taking into account the Company’s current and future cash requirements. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date. This redemption requirement will no longer exist upon the conversion of all of the Company’s outstanding preferred stock into common stock, which is anticipated to occur during the Company’s third fiscal quarter ending September 30, 2006.

On July 21, 2006, the Company received and accepted a commitment letter from Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount will be limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit will bear interest at the bank’s prime rate plus 3%, be collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG, and have a term of 12 months. The Company paid a $30,000 commitment fee upon acceptance of the commitment and will reimburse Heartland for its costs related to documenting and executing the final loan agreement.

Upon closing of the line of credit the Company will be required to issue to Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

The Company will also be required, upon the closing of the line of credit, to issue to its investment banking firm, warrants to purchase approximately 230,000 shares of the Company’s common stock on terms similar to the warrants to be issued to Heartland. Also at closing, a transaction fee of $120,000 will be due to the investment banking firm. This transaction fee will be partially offset by $40,000 of advisory fees the Company has previously paid to the investment banking firm.

Once the line of credit is in place the Company and its investment adviser will be seeking to obtain additional equity financing of $5,000,000 to $10,000,000 through a private placement sale of its common stock. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,448,000 as of June 30, 2006. Typically, the Company funds between 30% and 50% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement calls for the Company to pay nonrefundable advisory fees totaling $60,000, $20,000 of which remains unpaid as of June 30, 2006.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of June 30, 2006 are:

2006	$24,751
2007	28,089
Total	$52,840

The Company had no other off-balance sheet arrangements as of June 30, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s security holders at the Company’s Annual Meeting of Stockholders held on June 23, 2006:

1.	The re-election of Jerald L. Fenstermaker to the Company’s Board of Directors for a three year-term.

For	15,973,380	Withhold	1,621,284

2.	The ratification of the appointment of BKD, LLP as independent accountants for the Company’s fiscal year ending December 31, 2006.

For	16,594,785	Against	653,658	Abstain	346,221

3.
Proposal to authorize the Regular Trustee of the Freedom Financial Group I Statutory Trust to exercise the Trust’s right, as the holder of the Company’s 8,994,357 outstanding shares of preferred stock to convert such shares into an equal number of shares of common stock.

For	5,274,399	Against	1,443,207	Abstain	272,239

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

FREEDOM FINANCIAL GROUP, INC.

Date: August 14, 2006	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer