Form 10QSB
period 2006-09-30
FREEDOM FINANCIAL GROUP INC
filed 2006-11-13
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 19,927,001 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

Springfield, Missouri
October 30, 2006

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$1,011,559	$2,192,075
Finance receivables, net	10,398,481	9,756,170
Notes receivable, net	11,725	11,725
Repossessed assets	220,750	191,911
Property and equipment, net	300,905	308,777
Deferred financing costs	157,206	—
Other assets	170,647	159,017

Total assets	$12,271,273	$12,619,675

Liabilities and Stockholders’ Equity

Liabilities
Bank line of credit	$164,689	$—
Accounts payable	13,586	40,090
Accrued expenses	112,351	80,102
Accrued compensation costs	42,948	52,949
Dealer holdbacks	58,733	106,539
Dealer reserves	40,013	39,963
Other liabilities	66,138	—

Total liabilities	498,458	319,643

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value; 8,994,357 shares authorized, issued and outstanding	13,798,817	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares authorized; 10,928,252 and 9,965,759 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	1,093	997
Additional paid-in-capital	4,716	—
Retained earnings (deficit)	(3,133,877)	(2,446,970)
Accumulated other comprehensive income	1,102,066	947,188

Total stockholders’ equity	11,772,815	12,300,032

Total liabilities and stockholders’ equity	$12,271,273	$12,619,675

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Interest income	$685,385	$613,821	$2,032,608	$1,604,761
Recovery of charged-off finance receivables	14,326	22,620	32,640	100,650
Other income	86,175	21,668	143,064	72,571

Total revenues	785,886	658,109	2,208,312	1,777,982

Interest Expense	24,505	—	24,505	—

Revenues After Interest Expense	761,381	658,109	2,183,807	1,777,982

Provision for Credit Losses	166,178	233,559	708,338	431,847

Net Revenues After Provision for Credit Losses	595,203	424,550	1,475,469	1,346,135

Operating Expenses	708,726	586,618	2,162,376	1,973,210

Operating Loss	(113,523)	(162,068)	(686,907)	(627,075)

Nonoperating Income
Other	—	1,586	—	2,735

Loss Before Income Taxes	(113,523)	(160,482)	(686,907)	(624,340)

Provision for Income Taxes	—	—	—	—

Net Loss	$(113,523)	$(160,482)	$(686,907)	$(624,340)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable					Accumulated
	Convertible			Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(686,907)	—	(686,907)

Foreign currency translation adjustment	—	—	—	—	—	154,878	154,878

Comprehensive loss	—	—	—	—	—	—	(532,029)

Stock Grant	—	962,493	96	4,716	—	—	4,812

Balance, September 30, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(3,133,877)	$1,102,066	$11,772,815

Balance, December 31, 2004	$13,798,817	9,965,759	$997	$0	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	—	(624,340)	—	(624,340)

Foreign currency translation adjustment	—	—	—	—	—	143,738	143,738

Comprehensive loss	—	—	—	—	—	—	(480,602)

Balance, September 30, 2005	$13,798,817	9,965,759	$997	$0	$(2,355,722)	$946,982	$12,391,074

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2006	2005
Operating Activities
Net loss	$(686,907)	$(624,340)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	34,049	43,326
Provision for credit losses	708,338	431,847
Deferred discount income	(417,093)	(491,606)
Recovery of charged-off finance receivables	321,936	162,183
Stock grant expense	4,812	—
Amortization of deferred financing fees	22,458	—
Changes in
Other assets	(27,653)	(58,957)
Accounts payable and accrued expenses	(8,522)	(223,300)
Other liabilities	(44,092)	—
Reorganization costs payable	—	(5,000)
Net cash used in operating activities	(92,674)	(765,847)

Investing Activities
Purchase of finance receivables	(5,725,898)	(8,933,881)
Principal collected on finance receivables	4,765,350	3,953,024
Payments of dealer reserves	(9,654)	(14,692)
Payments of dealer holdbacks	(128,393)	(134,069)
Principal collected on notes receivable	—	60,780
Purchase of property and equipment	(16,613)	(18,184)
Proceeds from sale of property and equipment	—	2,000
Net cash used in investing activities	(1,115,208)	(5,085,022)

Financing Activities
Payment of deferred financing costs	(149,664)	—
Line of credit advances	164,689	—
Net cash provided by financing activities	15,025	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,341	15,209

Net Decrease in Cash and Cash Equivalents	(1,180,516)	(5,835,660)

Cash and Cash Equivalents, Beginning of Period	2,192,075	8,779,211

Cash and Cash Equivalents, End of Period	$1,011,559	$2,943,551

See Notes to Condensed Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements

Unaudited

Note1:  General

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

Note 3:  Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at September 30, 2006 and December 31, 2005, respectively:

	2006	2005

Automobiles	$9,426,789	$8,456,981
Bulk food	480,540	863,167
Equipment leases	473,722	704,484
Other	885,080	742,534
Total finance receivables	11,266,131	10,767,166

Less
Unearned discount	431,906	598,768
Allowance for credit losses	435,744	412,228
	867,650	1,010,996
Net finance receivables	$10,398,481	$9,756,170

Approximately 32% and 37% of the above finance receivables as of September 30, 2006 and December 31, 2005, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at September 30, 2006, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2006	$1,714,882
2007	5,556,600
2008	4,228,084
2009	2,407,474
2010	721,778
2011	15,974
Total	$14,644,792

Activity in the allowance for credit losses related to finance receivables for the three months ended September 30, 2006 and 2005, respectively, was as follows:

	2006	2005

Balance, beginning of period	$447,951	$317,934
Provision charged to expense	166,178	233,559
Losses charged off	(355,741)	(332,569)
Recoveries of previously charged off amounts	177,769	158,851
Effect of foreign currency translation	(413)	12,568
Balance, end of period	$435,744	$390,343

Activity in the allowance for credit losses related to finance receivables for the nine months ended September 30, 2006 and 2005, respectively, was as follows:

	2006	2005

Balance, beginning of period	$412,228	$296,233
Provision charged to expense	708,338	431,847
Losses charged off	(1,043,219)	(652,492)
Recoveries of previously charged off amounts	350,776	304,384
Effect of foreign currency translation	7,621	10,371
Balance, end of period	$435,744	$390,343

The Company’s nonearning finance receivables totaled $233,143 at September 30, 2006. The Company provided an allowance for credit losses related to these receivables of $209,827.

Note 4:  Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

Upon closing of the line of credit the Company issued Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

Also upon closing of the line of credit the Company issued to its investment banking firm warrants to purchase up to 227,963 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 136,778 shares and $0.70 per share for the remaining 91,185 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

All warrants issued in connection with the line of credit were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve month term of the loan agreement on a straight-line basis.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of September 30, 2006.

Note 5:  Redeemable Convertible Preferred Stock

At the Company’s Annual Meeting of Stockholders on June 23, 2006, the beneficial owners of the Freedom Financial Group I Statutory Trust voted to 1) convert all of the Company’s outstanding preferred stock, currently held by the Freedom Financial Group I Statutory Trust, into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. The Company completed the conversion and the Statutory Trust was dissolved during October 2006.

Note 6:  Commitments

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,519,226 as of September 30, 2006. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically the Company funds between 30% and 50% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of September 30, 2006 are:

2006	$12,613
2007	28,052
Total	$40,665

The Company’s agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $250,000. As of September 30, 2006 the Company has paid its investment bankers transaction fees totaling $120,000 and remains committed to pay an additional $130,000 pursuant to the terms of the agreement.

The Company had no other commitments as of September 30, 2006.

Note 7:  Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the shares of redeemable preferred stock, and the exercise of warrants to purchase common stock, would be antidilutive for the three months and nine months ended September 30, 2006 and 2005, respectively (due to the net losses for those periods), basic and diluted loss per share amounts for those periods are based on the weighted average number of common shares outstanding.

So long as any preferred stock is outstanding, no dividend or distribution shall be declared or paid on any shares of common stock.

Loss per share for the three months ended September 30, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(113,523)	10,928,252
Basic and diluted loss per share			$(0.01)

Loss per share for the three months ended September 30, 2005, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(160,482)	9,965,759
Basic and diluted loss per share			$(0.02)

Loss per share for the nine months ended September 30, 2006, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(686,907)	10,896,521
Basic and diluted loss per share			$(0.06)

Loss per share for the nine months ended September 30, 2005, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(624,340)	9,965,759
Basic earnings per share			$(0.06)

Note 8:  Operating Expenses

The components of operating expenses for the three months ended September 30, 2006 and 2005, respectively, are as follows:

	2006	2005

Salaries and benefits	$353,885	$351,014
Professional fees	104,478	91,887
Other	250,363	143,717

	$708,726	$586,618

The components of operating expenses for the nine months ended September 30, 2006 and 2005, respectively, are as follows:

	2006	2005

Salaries and benefits	$1,138,543	$1,137,288
Professional fees	419,239	380,355
Other	604,594	455,567

	$2,162,376	$1,973,210

Note 9:  Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,282,153 at September 30, 2006.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended September 30, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $102,995 and $74,699 for the three months ended September 30, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended September 30, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$279,119	$258,613

Income (Loss) before income taxes	25,846	(47,103)

Net Income (Loss)	25,846	(47,103)

Total revenues, loss before taxes and net loss from foreign operations for the nine months ended September 30, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $297,624 and $202,732 for the nine months ended September 30, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $72,000 for each of the nine month periods ended September 30, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$864,215	$730,245

Loss before income taxes	(30,733)	(81,743)

Net loss	(30,733)	(81,743)

Note 10:  Comprehensive Income/(Loss)

The components of comprehensive income/(loss) for the three months ended September 30, 2006 and 2005 are as follows:

	2006	2005

Net loss	$(113,523)	$(160,482)
Foreign currency translation adjustment	(14,722)	207,653

Comprehensive income/(loss)	$(128,245)	$47,171

The components of comprehensive loss for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005

Net loss	$(686,907)	$(624,340)
Foreign currency translation adjustment	154,878	143,738

Comprehensive loss	$(532,029)	$(480,602)

Note 11:  Additional Cash Flow Information

The Company made cash interest payments totaling $559 during the three month and nine month periods ended September 30, 2006 and no cash interest payments during the three and nine month periods ended September 30, 2005.

The Company made no cash payments for income taxes during the three month and nine month periods ended September 30, 2006 and 2005, respectively.

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

December 31, 2003	17%
December 31, 2004	45%
March 31, 2005	61%
June 30, 2005	72%
September 30, 2005	77%
December 31, 2005	79%
March 31, 2006	80%
June 30, 2006	82%
September 30, 2006	84%

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

Recent Developments

At the Company’s Annual Meeting of Stockholders on June 23, 2006, the Company’s stockholders voted to 1) convert all of the Company’s outstanding preferred stock, currently held by the Freedom Financial Group I Statutory Trust, into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. The actual conversion was completed and the Statutory Trust dissolved in October of 2006.

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

Upon closing of the line of credit the Company issued Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

Also upon closing of the line of credit the Company issued to its investment banking firm warrants to purchase up to 227,963 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 136,778 shares and $0.70 per share for the remaining 91,185 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

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

Selected Financial Data

The following table presents selected unaudited summary information regarding our results of operations for the three and nine months ended September 30, 2006 and 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Summary of Operations:
Interest income	$685,385	$613,821	$2,032,608	$1,604,761
Recovery of charged-off finance receivables	14,326	22,620	32,640	100,650
Other income	86,175	21,668	143,064	72,571
Total revenues	785,886	658,109	2,208,312	1,777,982

Interest expense	24,505	-	24,505	-
Revenues after interest expense	761,381	658,109	2,183,807	1,777,982
Provision for credit losses	166,178	233,559	708,338	431,847

Net revenues after provision for credit losses	595,203	424,550	1,475,469	1,346,135

Operating expenses	708,726	586,618	2,162,376	1,973,210

Operating loss	(113,523)	(162,068)	(686,907)	(627,075)

Non-operating income	-	1,586	-	2,735

Loss before income taxes	(113,523)	(160,482)	(686,907)	(624,340)

Income taxes	-	-	-	-

Net loss	$(113,523)	$(160,482)	$(686,907)	$(624,340)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.06)
Other Selected Data:
Installment Contracts acquired during the period (total principal amount)	$1,636,268	$3,171,617	$6,138,863	$9,750,545
Purchase price of Installment Contracts acquired	$1,553,594	$3,002,790	$5,806,824	$9,058,592
Percentage of dollar amount paid to principal balance acquired	94.9%	94.7%	94.6%	92.9%
Number of Installment Contracts acquired during the period	246	469	966	1,642
Average principal balance acquired	$6,652	$6,763	$6,355	$5,938
Acquisition cost per acquired Installment Contract (including overhead)	$887	$635	$814	$571
Monthly servicing cost per Installment Contract (including overhead)	$20.75	$20.93	$21.42	$28.19

The following table presents selected unaudited summary information regarding our financial condition as of September 30, 2006 and December 31, 2005. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	September 30, 2006	December 31, 2005
Consolidated Summary of Financial Condition:
Installment Contracts receivable, net	$10,398,481	$9,756,170
Total assets	$12,271,273	$12,619,675

Total liabilities	$498,458	$319,643
Total stockholders' equity	$11,772,815	$12,300,032

Results of Operations

Interest Income

Our interest income totaled $685,385 and $2,032,608 for the three months and nine months ended September 30, 2006, respectively, compared to $613,821 and $1,604,761 for the three months and nine months ended September 30, 2005, respectively.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and nine months ended September 30, 2006 and 2005, respectively:

	For the Three Months Ended September 30, 2006 and 2005
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,903,219	$675,353	24.78%	$8,748,961	$585,368	26.76%
Cash and cash equivalents	1,053,189	9,647	3.66%	3,617,994	27,682	3.06%
Notes receivable	11,725	385	13.13%	39,087	771	7.89%

Total	$11,968,133	$685,385	22.91%	$12,406,042	$613,821	19.79%

	For the Nine Months Ended September 30, 2006 and 2005
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,633,303	$1,990,409	24.89%	$6,930,311	$1,490,134	28.67%
Cash and cash equivalents	1,435,853	41,079	3.81%	5,648,626	110,912	2.62%
Notes receivable	11,725	1,120	12.74%	56,712	3,715	8.73%

Total	$12,110,881	$2,032,608	22.38%	$12,635,649	$1,604,761	16.93%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2005 and the first nine months of 2006 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$128,819	$(38,834)	$89,985
Cash and cash equivalents	(24,983)	6,947	(18,036)
Notes receivable	(7,645)	7,260	(385)

Total Interest Income	$96,191	$(24,627)	$71,564

	For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$662,478	$(162,203)	$500,275
Cash and cash equivalents	(180,356)	110,522	(69,834)
Notes receivable	(6,152)	3,558	(2,594)

Total Interest Income	$475,970	$(48,123)	$427,847

Provision for Credit Losses

Our consolidated provision for credit losses totaled $166,178 and $708,338 for the three and nine months ended September 30, 2006, respectively, compared to $233,559 and $431,847 for the three and nine months ended September 30, 2005, respectively. The decrease in the provision for the three months ended September 30, 2006 compared to 2005 is primarily a result of a decrease in net charge-offs as a percent of average outstanding installment contracts from 7.94% for the three months ended September 30, 2005 to 6.53% for the three months ended September 30, 2005. The increase in the provision for the nine months ended September 30, 2006 compared to 2005 is a result of the increase in the size of our portfolio of Installment Contracts. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $708,726 and $2,162,376 for the three and nine months ended September 30, 2006, respectively, compared to $586,618 and $1,973,210 for the three and nine months ended September 30, 2005, respectively. A summary of these expenses follows:

	Three Months Ended September 30,
	2006	2005	Percent Change

Salaries and benefits	$353,885	$351,014	0.8%
Professional fees	104,478	91,887	13.7%
Other	250,363	143,717	74.2%
Total	$708,726	$586,618	20.8%

	Nine Months Ended September 30,
	2006	2005	Percent Change

Salaries and benefits	$1,138,543	$1,137,288	0.1%
Professional fees	419,239	380,355	10.2%
Other	604,594	455,567	32.7%
Total	$2,162,376	$1,973,210	9.6%

The increase in professional fees during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 resulted from significant legal fees incurred during 2006 in connection with the Company’s efforts to convert its outstanding preferred stock into common stock. Other operating costs includes, among other items, occupancy costs, licenses and taxes, depreciation, insurance, postage, supplies, communications, travel and stockholder relations. Other expenses increased during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily as a result of a $77,000 increase in stockholder relations expenses incurred in connection with the conversion of the Company’s preferred stock into common stock and a $15,000 increase in the cost of our directors and officers liability insurance. Other expenses increased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of a $112,000 increase in stockholder relations expenses incurred in connection with the conversion of the Company’s preferred stock into common stock and a $48,000 increase in the cost of our directors and officers liability insurance.

Our growth plan, if achieved, will cause our operating costs to increase over time.

We classify our operating expenses as either acquisition costs, servicing costs or administrative costs. Acquisition costs include all direct marketing, business development and underwriting expenses, and an allocation of certain overhead costs. Servicing costs include all direct collections and servicing expenses and an allocation of certain overhead costs. Administrative costs include all general administrative expenses and all other costs not specifically identified as, or allocated to, acquisition or servicing costs. Using these classifications we determine our average acquisition cost per acquired Installment Contract and our average monthly servicing cost per serviced Installment Contract.

The Company’s average acquisition cost over the three and nine months ended September 30, 2006 was $887 and $814 per acquired Installment Contract, respectively. The Company’s average acquisition cost over the three and nine months ended September 30, 2005 was $635 and $571 per acquired Installment Contract, respectively. Our average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the three and nine months ended September 30, 2006, the Company’s book-to-look ratio in our U.S. point-of sale automobile financing program was 3.12% and 3.58%, respectively. For the three and nine months ended September 30, 2005, the Company’s book-to-look ratio in our U.S. point-of-sale automobile financing program was 5.21% and 5.87%, respectively. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us. (The Company collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires Installment Contracts as “Customers”.)

The Company’s average monthly servicing cost per serviced Installment Contract during the three and nine months ended September 30, 2006 was $20.75 and $21.42 per contract, respectively. The Company’s average monthly servicing cost per serviced Installment Contract during the three and nine months ended September 30, 2005 was $20.93 and $28.19 per contract, respectively. These decreases are attributable to the increase in the size of our portfolio of Installment Contracts which has allowed us to 1) spread our fixed servicing costs over a larger number of contracts and to 2) achieve certain process efficiencies. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While the Company does not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is reduce these response times to better serve the needs of our Customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2007.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $1,636,268 and $6,138,863 during the three and nine months ended September 30, 2006, respectively.  We invested cash of approximately $1,578,972 and $5,863,945, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,756,170, net of an allowance for credit losses of $412,228, at December 31, 2005 to $10,398,481, net of an allowance for credit losses of $435,744, at September 30, 2006.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of September 30, 2006 and December 31, 2005, respectively, follows:

	September 30, 2006			December 31, 2005
	United States	Canada	Total	United States	Canada	Total
Automobiles	$7,712,586	$1,714,203	$9,426,789	$6,828,324	$1,628,657	$8,456,981
Equipment leases	-	473,722	473,722	-	704,484	704,484
Bulk food	-	480,540	480,540	-	863,167	863,167
Other	-	885,080	885,080	-	742,534	742,534
Total	7,712,586	3,553,545	11,266,131	6,828,324	3,938,842	10,767,166

Less
Unearned discount	291,855	140,051	431,906	390,979	207,789	598,768
Allowance for credit losses	241,173	194,571	435,744	199,558	212,670	412,228
Net	$7,179,558	$3,218,923	$10,398,481	$6,237,787	$3,518,383	$9,756,170

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,712,586	100%	$3,553,545	100%	$11,266,131	100%

Period of delinquency:
30 - 59 days	$710,702	9.21%	$69,886	1.97%	$780,588	6.93%
60 - 89 days	366,758	4.76%	47,286	1.33%	414,044	3.68%
90 - 119 days	184,512	2.39%	48,629	1.37%	233,141	2.07%

Total	$1,261,972	16.36%	$165,801	4.67%	$1,427,773	12.67%

	December 31, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,828,324	100%	$3,938,842	100%	$10,767,166	100%

Period of delinquency:
30 - 59 days	$499,705	7.32%	$62,377	1.58%	$562,082	5.22%
60 - 89 days	155,349	2.28%	42,591	1.08%	197,940	1.84%
90 - 119 days	104,842	1.54%	36,139	0.92%	140,981	1.31%

Total	$759,896	11.13%	$141,107	3.58%	$901,003	8.37%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$7,420,731	$3,413,494	$10,834,225	$6,095,749	$3,402,541	$9,498,290

Installment Contracts, net of unearned discounts, average during the period (1)	$7,363,929	$3,539,289	$10,903,218	$5,571,111	$3,177,850	$8,748,961

Gross charge-offs	$295,687	$60,054	$355,741	$249,738	$82,831	$332,569
Recoveries	137,583	40,186	177,769	125,881	32,970	158,851

Net charge-offs	$158,104	$19,868	$177,972	$123,857	$49,861	$173,718

Net charge-offs as a % of avg. contracts during the period, annualized	8.59%	2.25%	6.53%	8.89%	6.28%	7.94%

(1) - Average is based on month-end balances

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$7,420,731	$3,413,494	$10,834,225	$6,095,749	$3,402,541	$9,498,290

Installment Contracts, net of unearned discounts, average during the period (1)	$6,993,974	$3,669,329	$10,663,303	$4,091,902	$2,838,409	$6,930,311

Gross charge-offs	$801,429	$241,790	$1,043,219	$484,203	$168,289	$652,492
Recoveries	274,810	75,966	350,776	219,159	85,225	304,384

Net charge-offs	$526,619	$165,824	$692,443	$265,044	$83,064	$384,108

Net charge-offs as a % of avg. contracts during the period, annualized	10.04%	6.03%	8.66%	8.64%	3.90%	7.38%

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

Our allowance for credit losses was $435,744 at September 30, 2006 compared to $412,228 at December 31, 2005. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.02% at September 30, 2006 and 4.05% at December 31, 2005.

During the nine months ended September 30, 2006, our net Installment Contracts increased $665,827. This increase was the result of a $1,087,290 increase in automobile-secured contracts offset by a $421,463 decrease in all other Installment Contracts. The $1,087,290 increase in automobile-secured Installment Contracts was comprised of a $1,561,362 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $103,904 increase in Installment Contracts acquired through our Canadian point-of-sale program, offset by a $577,976 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. and Canadian portfolios from December 31, 2005 to September 30, 2006, we provided for a specific increase to our allowance for credit losses through a charge to earnings. We further increased our allowance for credit losses to account for the increase in Installment Contract delinquencies from December 31, 2005 to September 30, 2006. As of December 31, 2005, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 8.37% of our outstanding Installment Contracts. As of September 30, 2006, delinquent accounts totaled 12.67% of our outstanding Installment Contracts.

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

During the nine months ended September 30, 2006, we experienced net charge-offs of $692,443, which represented 8.66% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2005, we experienced net charge-offs of $523,156, which represented 6.85% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

The various increases to our allowance for credit losses described in the preceding paragraphs were substantially offset by net charge-offs during the three months ended September 30, 2006 totaling $384,108, resulting in an allowance for credit losses as of September 30, 2006 of $435,744 or 4.02% of our outstanding net Installment Contracts.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in this Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of September 30, 2006.

The following tables set forth the activity in the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$236,147	$211,804	$447,951	$153,954	$163,980	$317,934

Charge-offs	(295,687)	(60,054)	(355,741)	(249,738)	(82,831)	(332,569)
Recoveries	137,583	40,186	177,769	125,881	32,970	158,851

Net charge-offs	(158,104)	(19,868)	(177,972)	(123,857)	(49,861)	(173,718)

Provision for credit losses	163,130	3,048	166,178	158,871	74,688	233,559

Effect of foreign currency translation	-	(413)	(413)	-	12,568	12,568

Balance at end of period	$241,173	$194,571	$435,744	$188,968	$201,375	$390,343

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$199,558	$212,670	$412,228	$139,921	$156,312	$296,233

Charge-offs	(801,429)	(241,790)	(1,043,219)	(484,203)	(168,289)	(652,492)
Recoveries	274,810	75,966	350,776	219,159	85,225	304,384

Net charge-offs	(526,619)	(165,824)	(692,443)	(265,044)	(83,064)	(348,108)

Provision for credit losses	568,234	140,104	708,338	314,091	117,756	431,847

Effect of foreign currency translation	-	7,621	7,621	-	10,371	10,371

Balance at end of period	$241,173	$194,571	$435,744	$188,968	$201,375	$390,343

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $25,000,000 (roughly 2,700 Installment Contracts) during the next fifteen months. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of $23,000,000 to $24,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank lines of credit and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

The Company began 2006 with $2,192,075 cash on hand and had cash on hand of $1,011,559 at September 30, 2006. Operating activities used cash of $16,723 during the three months ended September 30, 2006 and used cash of $92,674 during the nine months ended September 30, 2006. Operating activities do not include payments made by the Company to acquire Installment Contracts or the collection of principal on these Installment Contracts. We invested cash of approximately $1,579,000 and $5,864,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three and nine month periods ended September 30, 2006, respectively. We collected principal payments on our Installment Contracts of approximately $1,576,000 and $4,765,000 during the three and nine month periods ended September 30, 2006, respectively.

The Company has no material commitments for capital expenditures as of September 30, 2006. However, the Company completed a significant upgrade to its accounting and loan servicing software systems on August 1, 2006. Expenditures for these systems totaled approximately $20,000 during the quarter ending September 30, 2006. The Company expects to spend approximately $200,000 upgrading its underwriting systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

Each and every calendar quarter, the Company is required to redeem approximately 320,000 outstanding shares of preferred stock, if, at the sole determination of the Company’s Board of Directors, the Company’s funds allow such redemption, taking into account the Company’s current and future cash requirements. Given the Company's anticipated liquidity needs, no preferred stock redemptions have been made to date. This redemption requirement ceased to exist upon the conversion of all of the Company’s outstanding preferred stock into common stock during October 2006.

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

Upon closing of the line of credit the Company issued Heartland warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 300,000 shares and $0.70 per share for the remaining 200,000 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

Also upon closing of the line of credit the Company issued to its investment banking firm warrants to purchase up to 227,963 shares of the Company’s common stock at an exercise price of $0.63 per share for the first 136,778 shares and $0.70 per share for the remaining 91,185 shares. The warrants expire five years from their date of issuance and are subject to certain anti-dilution protections.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve month term of the loan agreement on a straight-line basis.

The Company and its investment adviser are seeking to obtain additional equity financing of $10,000,000 to $15,000,000 through a private placement sale of its common stock during the first quarter of 2007. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,519,000 as of September 30, 2006. Typically, the Company funds between 30% and 50% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments under these noncancelable operating leases as of September 30, 2006 are:

2006	$12,613
2007	28,052
Total	$40,665

The Company’s agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $250,000. As of September 30, 2006 the Company has paid its investment bankers transaction fees totaling $120,000 and remains committed to pay an additional $130,000 pursuant to the terms of the agreement.

The Company had no other off-balance sheet arrangements as of September 30, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Concurrent with the Company entering into a revolving credit loan and security agreement, the Company issued warrants to purchase 436,778 shares of its common stock at an exercise price of $0.63 per share and 291,158 shares at $0.70 per share. See additional details in PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Recent Developments.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (a)	Corrected Trustee’s Amended Plan of Reorganization
2.2 (a)	Disclosure Statement for Trustee’s Amended Plan of Reorganization
3.1 (a)	First Amended and Restated Certificate of Incorporation
3.1.1 (a)	Certificate of Amendment to Certificate of Incorporation
3.2 (a)	Bylaws
3.2.1 (a)	Amendment to Bylaws
4.1 (a)	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust
10.1 (a)	Employment Agreement with Jerald L. Fenstermaker
10.1.1 (e)	Extension of Employment Agreement with Jerald L. Fenstermaker
10.2 (a)	Investment Banking Agreement with Milestone Advisors, LLC
10.3 (a)	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan
10.4 (a)	Office Lease - 3058 East Elm
10.5 (b)	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)
10.6 (b)	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)
10.7 (b)	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)
10.8 (b)	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates
10.9 (d)	Revolving Credit Loan and Security Agreement
10.10 (d)	Promissory Note
10.11 (d)	Stock Pledge Agreement
10.12 (d)	Warrant for 300,000 shares of common stock
10.13 (d)	Warrant for 200,000 shares of common stock
10.14 (d)	Warrant for 136,778 shares of common stock
10.15 (d)	Warrant for 91,185 shares of common stock
11.1	Statement Re: Computation of Per Share Earnings - See Note 7 to Condensed Consolidated Financial Statements
14.1 (c)	Code of Ethics
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(a) Incorporated by reference to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286).

(b) Incorporated by reference to the Company’s first amended registration statement filed on Form 10-SB/A on July 22, 2005 (File Number 000-51286).

(c) Incorporated by reference to the Company’s quarterly report filed on Form 10-QSB on August 15, 2005 (File Number 000-51286).

(d) Incorporated by reference to the Company’s Current Report filed on Form 8-K on August 24, 2006 (File Number 000-51286).

(e) Incorporated by reference to the Company’s Current Report filed on Form 8-K on October 10, 2006 (File Number 000-51286).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: November 10, 2006	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer