Form 10KSB
period 2006-12-31
FREEDOM FINANCIAL GROUP INC
filed 2007-03-27
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐  No ☒

The issuer’s revenue for the year ended December 31, 2006 was $2,987,506.

The aggregate market value of the common stock held by non-affiliates (17,967,930 shares) as of March 23, 2007, is approximately $4,490,000.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2007, 19,927,001 shares of common stock, $0.0001 par value, were outstanding.

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

Currently we market our point-of-sale automobile financing programs in the following states: Missouri, Illinois, Oklahoma, Kansas, Tennessee and Indiana.

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

It was not until the second half of 2004 that the Company commenced full-scale operations in the United States.

Market and Competition

The Company operates in a highly competitive market. The automobile finance and general consumer finance markets historically have been served by a variety of financial institutions, including the captive finance affiliates of major automotive manufacturers1, banks, savings institutions, credit unions, independent finance companies and leasing companies. Many of these competitors have significantly greater experience and financial resources than the Company, and offer a wider variety of financing alternatives.

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

Business and Growth Strategy

Our goal is to increase the Company’s profitability and create long-term shareholder value through the following strategies:

1. Targeted Market and Product Focus: We target the sub-prime automobile financing market. The Company’s primary focus is establishing a point-of-sale automobile financing program (whereby the Company buys individual Installment Contracts at the time of the automobile sale) through select independent dealers of pre-owned automobiles in certain geographic markets. Our point-of-sale automobile financing program is currently marketed in Missouri, Illinois, Kansas, Oklahoma, Indiana and Tennessee; and in the Canadian provinces of Alberta, Manitoba, Ontario, and Saskatchewan through our wholly-owned Canadian subsidiary, TCG. As of December 31, 2006 approximately 84% of our Installment Contracts portfolio was comprised of automobile-secured Installment Contracts.

1 This refers to finance companies created by automobile manufacturers to service the finance needs of their customers, such as GMAC for General Motors products and Ford Motor Credit Company for Ford Motor Company products.

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

In the past, the Company’s Canadian subsidiary, TCG, has acquired other types of Installment Contracts, including small ticket leases2, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While we anticipate TCG will continue to acquire such Installment Contracts, over time these types of Installment Contracts will comprise a steadily declining share of our overall portfolio. TCG’s future marketing efforts and resources will be primarily utilized towards generating growth in their point-of-sale automobile financing program.

The Installment Contracts we have acquired and that we anticipate continuing to acquire through our point-of-sale automobile financing program have the following general characteristics: a) principal balances between $5,000 and $15,000; b) maturities between 24 months and 60 months; c) interest rates at or near the maximum allowable by law, typically between 16% and 25%; d) obligors with credit scores between 475 and 575; e) loan-to-value ratios between 100% and 110%; and f) secured by vehicles one to eight years old. Independent dealers of pre-owned automobiles that generate Installment Contracts with characteristics similar to these are, and will continue to be, the primary focus of our marketing efforts and resources.

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

2 “Small ticket leases,” as defined by the Company, consist of consumer and small business lease contracts in amounts up to $25,000. These contracts are secured by a wide variety of merchandise including computers, electronics, office furniture, signage and display units and restaurant equipment and are acquired through a network of leasing brokers who work on behalf of various merchants and their customers.

4. Computerized Information Systems: Our business strategy includes implementation of state-of-the-art computer information systems. We believe that computer information systems can be a critical factor in the success of specialized consumer finance companies. We converted our loan accounting, servicing and collections software systems to an industry leading software system provided by Megasys, Inc. during 2006. We anticipate installing a “front-end” underwriting software system in the second half of 2007. This system will be fully integrated with our loan accounting and collections software and will:

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

Our underwriting guidelines for Installment Contracts acquired in the United States through our point-of-sale program include the following criteria:

(1)	Maximum principal balance of $15,000;

(2)	Maximum contract maturity of 60 months;

(3)	Minimum annual percentage rate of 16.0%;

(4)	Maximum age of vehicle of eight years;

(5)	Borrower’s income no less than $1,500 per month;

(6)	Borrower’s debt-to-income ratio no greater than 45%;

(7)	Borrower must have a minimum of one year at current residence; and

(8)	Borrower must have a minimum of one year at current employer.

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

7. Multiple Funding Sources: Maintaining liquidity will be a key to the ongoing success of our Company. Since January 1, 2003 the Company has funded the acquisition of its Installment Contracts with cash generated from its Canadian operations, from assets we acquired from the settlement of bankruptcy-related claims and with proceeds from a bank line of credit. The Company’s strategy is to cultivate multiple sources of funding so as to not be dependent upon a single source to meet its operating needs. The Company anticipates utilizing bank lines of credit, raising additional debt and equity capital, and eventually obtaining secondary market financing through either the sale or securitization of its Installment Contracts.

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

Our Business Development Representatives are responsible for improving our relationships with existing Customers and enrolling and educating new Customers to increase the number of Installment Contracts we acquire. The Company currently has two Business Development Representatives, and these Business Development Representatives are employees of the Company. Generally, our Business Development Representatives work out of home-based offices in the geographic territories in which they serve.

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

Upon repossession and sale of the collateral, any deficiency balance remaining is pursued against the borrower as the Company deems practical and only to the extent permitted by law. Generally, we will pursue collection of a deficiency balance so long as it remains profitable for us to do so. Typically, this pursuit will average three to four months, but can last 18 months or more if a borrower continues to show a willingness to pay. If, after the Company’s efforts to collect the deficiency balance, a balance remains outstanding, we will engage a collection agency that specializes in hard to collect deficiency balance accounts to attempt to collect the account. These collection agencies typically charge fees equal to a predetermined percentage of any amounts they collect.

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

During 2006 the Company’s marketing efforts consisted primarily of building brand awareness throughout the regions in which we currently operate.

The Company presently does an insignificant amount of traditional advertising (i.e. radio, television, newspaper and magazine) and has no plans to change its utilization of such methods in the near future.

The Company solicits Customers for its direct loan program in Canada primarily through direct mailings to current or former borrowers who have a favorable payment history with the Company.

Taxation

FFG has approximately $28,000,000 of net operating loss carryforwards as of December 31, 2006 available to offset future United States federal corporate income taxes. FFG and TCG utilize a basic cost-sharing agreement to minimize TCG’s taxable income.

Employees

The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. At December 31, 2006 the Company had 26 full-time, and one part-time, employee, none of whom were covered by collective bargaining agreements. We believe we have good relationships with our employees.

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

Accumulated Deficit and Operating Losses

The Company had a substantial accumulated deficit as of December 31, 2006 of $3,596,479 and cumulative operating losses of $4,146,524 over the four year period ended December 31, 2006. We can give no assurances that the Company will show an operating profit at any time in the future. If the historical losses continue for a protracted period, the Company could become unable to continue as a going concern.

Need for Additional Financing

Based upon the Company’s business strategy, we may not be able to meet our cash requirements over the next 12 months. The Company is actively pursuing debt and/or equity financing to meet these cash requirements, but it has no commitment for such additional financing. The Company’s continued operations beyond 2007 will depend upon future operating cash flows, if any, and the availability of significant future equity and/or debt financing. We can give no assurance that the Company will be able to generate sufficient operating cash flows or be able to obtain additional financing on terms satisfactory to the Company.

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

No Dividends

The Company has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. For the foreseeable future the Company intends to use any income generated from operations to fund future growth of the Company. Payment of dividends on our common stock at some point beyond the foreseeable future would depend upon the Company’s profitability at that time, the amount of cash available to pay dividends, and other factors.

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

Limited Trading Market for Our Stock

Our common stock became eligible to be traded on the OTC Bulletin Board effective November 1, 2006. There has been limited trading of our stock since then. We can give no assurance that an active market will develop, or if any such market does develop, that it will continue to exist. To the extent that brokerage firms act as market makers for our securities on the OTC Bulletin Board, they may be a dominating influence in any market that might develop, and the degree of participation by those firms may significantly affect the price and liquidity of our common stock. These firms may discontinue their market making activities at any time. The prices at which our securities are traded in the market are determined by these firms and by the purchasers and sellers of our stock, and may not necessarily relate to our assets, book value, results of operations or other established and quantifiable determinants of value. Securities quoted on the OTC Bulletin Board are often thinly traded, highly volatile and not followed by analysts. Consequently, investors may have difficulty reselling our stock.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our principal U.S. operations at leased facilities at 3058 E. Elm Street, Springfield, MO 65802. This facility, under lease until July 31, 2007, is approximately 6,600 square feet and consists principally of office and document storage space. The Company pays approximately $3,500 per month for the use of these facilities.

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

ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. On November 1, 2006 the Company’s common stock began trading on the OTC Bulletin Board. Prior to such date, the Company’s common stock did not trade in a recognized trading market.

The high and low sales price of the Company’s common stock during the period from November 1, 2006 through December 31, 2006 as reported by the OTC Bulletin Board was $1.00 and $0.20 per share, respectively. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

The number of shares of the Company’s common stock which traded during the period from November 1, 2006 through February 28, 2007 was very limited and totaled approximately 70,000 shares.

Holders. As of December 31, 2006, there were approximately 3,045 holders of the Company’s common stock.

Dividends. The Company has not declared any dividends for the last two fiscal years. The Company currently anticipates that all of its earnings, if any, will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements and other factors deemed relevant by the Board of Directors. In addition, the Company’s $3,000,000 line of credit agreement contains certain covenants restricting the Company’s ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans. The Company did not have any securities authorized for issuance under any equity compensation plans as of December 31, 2006.

Recent Sales of Unregistered Securities. The Company sold no unregistered securities during the fiscal year ended December 31, 2006.

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

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%

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

Selected Financial Data for the Years Ended December 31, 2006 and 2005

The following table presents selected information regarding our operations and financial condition during the past two fiscal years. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 7, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	2006	2005
Consolidated Summary of Operations:
Interest income	$2,690,925	$2,266,115
Recovery of charged-off finance receivables	43,332	113,974
Other income	253,249	97,525
Total revenues	2,987,506	2,477,614

Interest Expense	75,651	-

Revenues after interest expense	2,911,855	2,477,614

Provision for credit losses	1,326,762	620,137

Net revenues after provision for credit losses	1,585,093	1,857,477

Operating expenses	2,734,602	2,575,736

Operating loss	(1,149,509)	(718,259)

Non-operating income	-	2,671

Loss before income taxes	(1,149,509)	(715,588)

Income taxes	-	-

Net loss	$(1,149,509)	$(715,588)

Loss per share, basic and diluted	$(0.09)	$(0.07)

Consolidated Summary of Financial Condition:
Installment Contracts, net	$9,676,164	$9,756,170
Total assets	$11,821,995	$12,619,675
Total liabilities	$682,994	$319,643
Total stockholders' equity	$11,139,001	$12,300,032

Other Selected Data:
Installment Contracts acquired during the year (total principal amount)	$7,923,142	$12,191,958
Purchase price of Installment Contracts Acquired	$7,505,585	$11,357,622
Percentage of dollar amount paid to principal balance acquired	94.73%	93.16%
Number of Installment Contracts acquired during the year	1,250	2,062
Average principal balance acquired	$6,339	$5,913

Results of Operations and Comparison for the Years Ended December 31, 2006 and 2005

Interest Income

Our interest income totaled $2,690,925 and $2,266,115 for the years ended December 31, 2006 and 2005, respectively. The following table presents information relative to the average balances and interest rates of our interest earning assets for the years ended December 31, 2006 and 2005, respectively.

	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,618,323	$2,638,501	24.85%	$7,638,894	$2,129,102	27.87%
Cash and cash equivalents	1,376,615	51,048	3.71%	4,887,118	132,878	2.72%
Notes receivable	10,453	1,376	13.17%	46,330	4,135	8.93%

Total	$12,005,391	$2,690,925	22.41%	$12,572,342	$2,266,115	18.02%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2005 and 2006 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$705,640	$(196,241)	$509,399
Cash and cash equivalents	(165,818)	83,987	(81,831)
Notes receivable	(7,146)	4,388	(2,758)

Total Interest Income	$523,676	$(107,866)	$424,810

Interest Expense

We incurred interest expense of $74,000 during 2006 on the outstanding balance of our bank line of credit. We draw down on the line of credit to fund the purchase of Installment Contracts and to fund our operating activities when necessary.

Provision for Credit Losses

Our consolidated provision for credit losses increased from $620,137 in 2005 to $1,326,762 during 2006. This increase is primarily the result of losses incurred in our portfolio of Installment Contracts during 2006. As the Company continues to acquire Installment Contracts, and the average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses increased $158,867, from $2,575,736 during 2005 to $2,734,603 during 2006 - an increase of 6%. A summary of these expenses follows:

	2006	2005	Percent Change

Salaries and benefits	$1,503,852	$1,488,085	1%
Professional fees	458,625	490,163	-6%
Insurance	140,069	77,591	81%
Stockholder Relations	147,564	25,843	471%
Other	484,492	494,054	-2%
Total	$2,734,602	$2,575,736	6%

Professional fees decreased primarily as a result of legal and accounting fees incurred in 2005 in connection with the initial registration of the Company’s stock with the United States Securities and Exchange Commission which did not recur in 2006, partially offset by fees incurred in 2006 related to the Company’s conversion of its preferred stock to common stock. Insurance expense increased as a result of higher insurance premiums experienced in 2006 caused by an increase to the coverage limit of our directors and officers liability insurance policy. Stockholder relations increased primarily as a result of expenses related to the preferred stock conversion.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during 2006 was approximately $856 per contract as compared to $610 for the year ended December 31, 2005. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the year ended December 31, 2006, the Company’s book-to-look ratio was 7.5% compared to 10.4% for the year ended December 31, 2005. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the year ended December 31, 2006 was $21.68 per serviced contract as compared to $19.55 during the year ended December 31, 2005. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

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

Comparison of Financial Condition at December 31, 2006 and 2005

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $7,923,142 and $12,191,958 of Installment Contracts during the years ended December 31, 2006 and 2005, respectively. We invested cash of approximately $7,580,000 and $11,380,000, respectively (including payments of dealer reserves and dealer holdbacks), to acquire these contracts. This decline is attributed to a tightening of our underwriting criteria in our domestic operations which we initiated in August 2005 and cash liquidity constraints which continued through the fourth quarter of 2006.

As a result of principal payments collected on outstanding contracts and increases to our allowance for credit losses, our portfolio of Installment Contracts, net of allowances for credit losses, decreased slightly from $9,756,170, net of an allowance for credit losses of $412,228, at December 31, 2005, to $9,676,164, net of an allowance for credit losses of $720,967, at December 31, 2006.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of December 31, 2006 and 2005, respectively, follows:

	December 31, 2006			December 31, 2005
	United States	Canada	Total	United States	Canada	Total
Automobiles	$7,692,121	$1,418,247	$9,110,368	$6,828,324	$1,628,657	$8,456,981
Equipment leases	-	379,003	379,003	-	704,484	704,484
Bulk food	-	420,208	420,208	-	863,167	863,167
Other	-	875,745	875,745	-	742,534	742,534
Total	7,692,121	3,093,203	10,785,324	6,828,324	3,938,842	10,767,166

Less
Unearned discount	273,457	114,736	388,193	390,979	207,789	598,768
Allowance for credit losses	551,192	169,775	720,967	199,558	212,670	412,228
Net	$6,867,472	$2,808,692	$9,676,164	$6,237,787	$3,518,383	$9,756,170

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

We calculate delinquency based on the number of days payments are contractually past due. As a matter of practice, the Company did not defer or extend payments on any delinquent contracts during 2005 and 2006. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of December 31, 2006 and 2005, respectively:

	December 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,692,121	100%	$3,093,203	100%	$10,785,324	100%

Period of delinquency:
30 - 59 days	748,375	9.73%	109,720	3.55%	858,095	7.96%
60 - 89 days	462,508	6.01%	76,418	2.47%	538,926	5.00%
90 - 119 days	266,282	3.46%	61,657	1.99%	327,939	3.04%

Total	$1,477,165	19.20%	$247,795	8.01%	$1,724,960	15.99%

	December 31, 2005
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$6,828,324	100%	$3,938,842	100%	$10,767,166	100%

Period of delinquency:
30 - 59 days	499,705	7.32%	62,377	1.58%	562,082	5.22%
60 - 89 days	155,349	2.28%	42,591	1.08%	197,940	1.84%
90 - 119 days	104,842	1.54%	36,139	0.92%	140,981	1.31%

Total	$759,896	11.13%	$141,107	3.58%	$901,003	8.37%

 The following table sets forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the years ended December 31, 2006 and 2005, respectively:

	2006			2005
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of year	$7,418,665	$2,978,466	$10,397,131	$6,437,345	$3,731,053	$10,168,398

Installment Contracts, net of unearned discounts, average during the year (1)	7,076,286	3,542,037	10,618,323	4,618,042	3,020,851	7,638,893

Gross charge-offs	1,245,062	316,808	1,561,870	727,924	232,726	960,650
Recoveries	454,321	91,751	546,072	332,498	104,996	437,494

Net charge-offs	$790,741	$225,057	$1,015,798	$395,426	$127,730	$523,156

Net charge-offs as a % of avg. contracts during the year	11.17%	6.35%	9.57%	8.56%	4.23%	6.85%

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

Our allowance for credit losses was $720,967 at December 31, 2006 compared to $412,228 at December 31, 2005. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 6.93% at December 31, 2006 and 4.05% at December 31, 2005.

During the year ended December 31, 2006 our outstanding net Installment Contracts increased $228,733. This increase was a $771,691 increase in Installment Contracts secured by automobiles offset by a $542,958 decrease in all other Installment Contracts. The $771,691 increase in automobile-secured Installment Contracts was comprised of a $563,272 decrease in Installment Contracts acquired through bulk purchases, a $1,544,593 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $209,630 decrease in automobile-secured Installment Contracts acquired by our Canadian subsidiary, TCG.

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

During the year ended December 31, 2006, we experienced net charge-offs of $1,015,798 ($149,205 of which were purchased in bulk transactions which the Company is no longer engaged in), which represented 9.57% of our average outstanding Installment Contracts. During the year ended December 31, 2005 we experienced net charge-offs of $523,156, which represented 6.85% of our average outstanding Installment Contracts. As a result of this increase in net charge-offs, we provided for a specific increase to our allowance for credit losses. During 2006 it has been Company policy to fully charge off repossessions that are less than 120 days contractually past due and estimate collateral recovery value which is recorded as Repossessed Assets on the consolidated balance sheet.

Based on the analyses we performed related to the allowance for credit losses as described above and under “Critical Accounting Policies, Judgments and Estimates,” we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of December 31, 2006.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2006 and 2005, respectively.

	2006			2005
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of year	$199,558	$212,670	$412,228	$146,150	$156,312	$302,462

Charge-offs	(1,245,062)	(316,808)	(1,561,870)	(727,924)	(232,726)	(960,650)
Recoveries	454,322	91,749	546,071	332,498	104,996	437,494

Net charge-offs	(790,740)	(225,059)	(1,015,799)	(395,426)	(127,730)	(523,156)

Provision for credit losses	1,142,374	184,388	1,326,762	448,834	171,303	620,137

Effect of foreign currency translation	-	(2,224)	(2,224)	-	12,785	12,785

Balance at end of year	$551,192	$169,775	$720,967	$199,558	$212,670	$412,228

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $15,000,000 (roughly 2,500 Installment Contracts) during 2007. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of approximately $14,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank financing and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing we will be unable to meet our objective of acquiring Installment Contracts with principal balances totaling approximately $15,000,000 during 2007.

The Company began 2005 with $8,779,211 cash on hand and ended the year with $2,192,075. During 2005 the Company used $625,310 to fund its operating activities. We invested approximately $11,380,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installments Contracts and collected principal payments on our Installment Contracts of approximately $5,430,000.

Capital expenditures for 2005, primarily for computers, office equipment and software, totaled $62,473.

The Company began 2006 with $2,192,075 cash on hand and ended the year with $1,276,994. During 2006 the Company’s operating activities provided $62,276 cash. We invested approximately $7,580,000 to acquire Installments Contracts and collected principal payments on our Installment Contracts of approximately $6,374,000.

Capital expenditures for 2006, primarily for computers, office equipment and software, totaled $16,613.

We paid financing fees totaling approximately $150,000 during 2006 in connection with securing a bank line of credit. We borrowed approximately $420,000 under the line of credit during 2006 to fund our working capital and general corporate needs. See discussion of the “Heartland” revolving credit loan agreement below.

The Company has no material commitments for capital expenditures as of December 31, 2006. However, the Company anticipates making significant investments in its underwriting software systems over the next twelve months. The Company expects to spend approximately $100,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our Customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

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

Given these conclusions, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to convert all of the Company’s outstanding preferred stock into common stock. At the Company’s Annual Meeting of Stockholders on June 23, 2006, the beneficial owners of the Freedom Financial Group I Statutory Trust voted to 1) convert all of the Company’s outstanding preferred stock (all of which was held by the Freedom Financial Group I Statutory Trust) into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. The Company completed the conversion and the Statutory Trust was dissolved during October 2006.

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

The Company incurred fees payable to its investment banking firm and to Heartland totaling approximately $180,000 (approximately $150,000 of which was paid during 2006) in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve month term of the loan agreement on a straight-line basis.

The loan agreement contains covenants, among other, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of December 31, 2006.

Upon closing of the line of credit the Company issued warrants (to its investment banking firm and to Heartland) to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per share and up to 291,185 shares at an exercise price of $0.70 per share. The warrants expire in August 2011 and are subject to certain anti-dilution protections. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto.

The Company is currently working with its investment banking firm to obtain additional equity financing in an amount up to $10,000,000. We can give no assurances that the Company will be successful in obtaining such additional equity financing or other forms of additional financing (either debt or equity) on terms acceptable to us.

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

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling $1,515,653 as of December 31, 2006. Typically, the Company funds approximately 35% of its outstanding commitments.

The Company’s agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $250,000. As of December 31, 2006 the Company has paid its investment bankers transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments of $27,912 are due in 2007 under these noncancelable operating leases as of December 31, 2006.

Certain officers of the Company hold a total of 1,932,993 shares of the Company’s common stock, all or a portion of which, the Company may be required to re-purchase at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an Exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; Addendum to Employment Agreement with Jerald L. Fenstermaker, filed as an Exhibit to the Company’s Form 8-K filed on May 2, 2006; Extension of Employment Agreement with Jerald L. Fenstermaker, filed as an Exhibit to the Company’s Form 8-K filed on October 10, 2006; 2003 Stock Grant (Unanimous Consent of the Board), filed as an Exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; and Stock Grant Agreement dated January 9, 2006, filed as an Exhibit to the Company’s Form 8-K filed on January 11, 2006.

The Company had no other off-balance sheet arrangements as of December 31, 2006.

ITEM 7.     FINANCIAL STATEMENTS

See the financial statements attached to this report.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The following table sets forth the name, age and position of each person who serves as a director or executive officer of the Company as of December 31, 2006.

Name	Age	Position	Elected / Appointed to Board	Board Term Expires
Jerald L. Fenstermaker	64	Director, President and Chief Executive Officer	2003	2009

Robert T. Chancellor	70	Director	2003	2007

Troy A. Compton	76	Director	2003	2007

Stephen J. Gore	59	Director	2005	2008

Vernon S. Schweigert	68	Director, Chairman	2003	2008

Daniel F. Graham	44	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	_	_

James K. Browne	45	Vice President; President and Chief Operating Officer of TCG	_	_

Jerald L. Fenstermaker. Mr. Fenstermaker was appointed by the Trustee to serve as President and Chief Executive Officer of the Company’s predecessor in June 2001. Mr. Fenstermaker also served the Company as Chairman of the Board of Directors from December 19, 2002 to December 19, 2006. From 1970 to 1981, Mr. Fenstermaker was employed by Citibank, NA in various management roles including Vice President-Controller, Vice President-Senior Field Officer in Panama and Vice President-Area Corporate Officer in San Juan, Puerto Rico. From 1981 to 1985, Mr. Fenstermaker served as President and Chief Executive Officer for Albuquerque, New Mexico-based American Federal Savings and Loan. From 1985 to 1991, Mr. Fenstermaker served as Executive Vice President and Chief Financial Officer of Citicorp Mortgage, Inc. in St. Louis, Missouri. From 1991 to 1994, Mr. Fenstermaker was a Financial Consultant in Merrill Lynch & Co.’s Private Client Group. From 1994 to 1998, Mr. Fenstermaker was employed as the Chief Operating Officer of Allsup, Inc., a national leader in the Medicare claims recovery business. From 1999 to 2001, Mr. Fenstermaker served as Chief Financial Officer of Loansurfer.com LLC, a St. Louis-based Internet mortgage company.

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

Vernon S. Schweigert. Mr. Schweigert has served the Company as a Director since December 2002 and as Chairman of the Board of Directors since December 19, 2006. In May 2001, Mr. Schweigert was appointed by the United States Bankruptcy Court for the District of Arizona to serve as Trustee of the bankruptcy estate of Stevens Financial Group, Inc., and served in that capacity, leading the reorganization under Chapter 11, until the case was closed by order of the bankruptcy court on December 13, 2004. Mr. Schweigert has over twenty years experience as a consultant to the real estate development industry. Mr. Schweigert has also served in various capacities, primarily as a trustee or consultant, to companies in or facing bankruptcy. Mr. Schweigert holds an undergraduate degree from Illinois State University and an MBA from Arizona State University.

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

Board of Directors. The Company’s Board of Directors is comprised of five members. Effective with the Company’s annual meeting of stockholders on April 25, 2005, directors are elected to staggered three-year terms.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers, and persons who beneficially own more than ten percent (10%) of any class of the Company's outstanding equity securities file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of equity securities. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. We believe, based on a review of the copies of such reports furnished to the Company, that all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied as of December 31, 2006.

Code of Ethics. The Company has adopted a Code of Ethics that applies to all members of its Board of Directors, its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Stockholders may request a copy of the Company’s Code of Ethics by writing to the Corporate Secretary at Freedom Financial Group, Inc., 3058 East Elm Street, Springfield, Missouri 65802.

ITEM 10.	EXECUTIVE COMPENSATION

The following table presents the compensation of our Chief Executive Officer and our other executive officers for the last two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jerald L. Fenstermaker	2006	$197,748	$-	$3,473	$-	$201,221
President and Chief Executive Officer	2005	$168,694	$16,250	$-	$-	$184,944

Daniel F. Graham	2006	$160,337	$-	$992	$-	$161,329
Executive Vice President and Chief Financial Officer	2005	$135,946	$18,900	$-	$-	$154,846

James K. Browne	2006	$134,363	$-	$347	$13,629	$148,339
Vice President; President and COO of TCG	2005	$125,822	$5,594	$-	$11,611	$143,027

Notes:

(1)
Fenstermaker, Graham, and Browne received stock bonuses in 2006 of 694,583; 198,452; and 69,458 shares, respectively, of common stock, subject to certain forfeiture provisions referenced below under the subheading “Stock Grants to Management.” The stock bonuses were valued at $0.005 per share due to the fact that the rights of the common stock shares granted were, at the date of grant, vastly inferior to that of the then-outstanding preferred stock, and the lack of any market for the common stock.

(2)	With respect to Mr. Browne, his “Other Annual Compensation” for 2005 and 2006 consisted of a company-paid automobile allowance.

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

•	Notwithstanding the above restrictions, a Management Shareholders' 2003 Shares and 2006 Shares may be sold upon his death or permanent disability, or if there is a change in control of the Company.

Employment Agreements. Mr. Fenstermaker is employed as the Company’s President under the terms of an employment agreement effective from September 15, 2004 through September 14, 2006. On September 25, 2006, the Company executed an extension of the employment agreement extending the agreement until such time as a new employment agreement can be negotiated and executed. As of December 31, 2006 no such new agreement had been executed. The employment agreement calls for Mr. Fenstermaker to be paid an annual base salary of $185,000, and a yearly bonus of $65,000 payable quarterly upon attainment of certain operating income targets. The Agreement can be terminated with 30 days’ written notice by either party. None of the Company’s other executive officers are subject to employment agreements.

Director Compensation. Each director who is not an employee of the Company is eligible to receive a fee of $1,000 per regularly scheduled Board of Directors meeting attended. No compensation is paid for attending committee meetings. All directors are entitled to reimbursement of reasonable fees and expenses incurred in connection with attendance at Board and committee meetings. No stock or stock options are provided as compensation to directors. The following table presents all compensation paid to each of our directors during 2006:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert T. Chancellor	$12,000	$-	$12,000
Troy A. Compton	$12,000	$-	$12,000
Stephen J. Gore	$12,000	$-	$12,000
Vernon S. Schweigert	$12,750	$4,068	$16,818

Note:

(1) With respect to Mr. Schweigert, his “All Other Compensation” consisted of reimbursement of travel expenses incurred in attending the Company’s Annual Meeting of Stockholders and meetings of the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners. The following tables set forth the beneficial ownership by any person of more than five percent (5%) of any class of the Company’s voting securities as of March 23, 2007:

Security Ownership as of March 23, 2007

Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares	7.0%

Security Ownership of Management. The following tables set forth the beneficial ownership by directors and executive officers of each class of the Company’s equity securities as of March 23, 2007:

Security Ownership as of March 23, 2007

Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares	7.0%

Common	Daniel F. Graham 3058 East Elm Street, Springfield, MO 65802	398,452 shares	2.0%

Common	James K. Browne 3058 East Elm Street, Springfield, MO 65802	139,458 shares	0.7%

Common	Troy A. Compton 3058 East Elm Street, Springfield, MO 65802	22,686 shares	0.1%

Common	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	3,892 shares	less than 0.1%

Common	Directors and Officers as a Group	1,959,071 shares	9.8%

Changes in Control - There are no arrangements that may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Promoters. The Company’s promoters are Mr. Fenstermaker and Mr. Schweigert.

Since the Company’s formation in 2001 (as successor to SFG), Mr. Fenstermaker has received the following as compensation for his services as President and CEO of SFG (during the reorganization) and the Company:

Year	Items of Value Received by Promoter
2001	$269,563 (received from SFG)

2002	$366,625 (received from SFG)

2003	$200,000; 700,000 shares of common stock of the Company

2004	$205,833

2005	$184,944

2006	$197,748

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

2006
$4,068 for reimbursement of travel expenses incurred by Mr. Schweigert in attending the Company’s Annual Meeting of Stockholders and Board of Directors Meetings and $12,750 for Board of Director’s meeting fees.

No assets have been acquired nor are any assets to be acquired by the Company from any of its promoters.

ITEM 13.	EXHIBITS

Exhibit Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)

2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)

3.1	First Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment to Certificate of Incorporation (1)

3.2	Bylaws (1)

3.2.1	Amendment to Bylaws (1)

4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)

10.1	Employment Agreement with Jerald L. Fenstermaker (1)

10.1.1	Addendum to Employment Agreement with Jerald L. Fenstermaker (5)

10.1.2	Extension of Employment Agreement with Jerald L. Fenstermaker (7)

10.2	Investment Banking Agreement with Milestone Advisors, LLC (1)

10.3	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan (1)

10.4	Office Lease - 3058 East Elm (1)

10.5	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer) (2)

10.6	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer) (2)

10.7	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don. W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller) (2)

10.8	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates (2)

10.9	Stock Grant Agreement dated January 9, 2006 (4)

10.10	Revolving Credit Loan and Security Agreement (6)

10.11	Promissory Note (6)

10.12	Stock Pledge Agreement (6)

10.13	Warrant for 300,000 shares of common stock (6)

10.14	Warrant for 200,000 shares of common stock (6)

10.15	Warrant for 136,778 shares of common stock (6)

10.16	Warrant for 91,185 shares of common stock (6)

11.1	Statement Re: Computation of Per Share Earnings - See Note 9 to Condensed Consolidated Financial Statements

14.1	Code of Ethics (3)

21.1	Subsidiaries (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed as an Exhibit to the Company’s Form 8-K filed on May 2, 2006, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company’s Form 8-K filed on August 24, 2006, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company’s Form 8-K filed on October 10, 2006, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BKD, LLP Certified Public Accountants audited our consolidated financial statements as of December 31, 2006 and 2005.

Audit Fees

The aggregate audit fees billed during the years ended December 31, 2006 and 2005 by BKD, LLP for professional services rendered were $64,725 and $76,447, respectively. These services were rendered in connection with the audit of our December 31, 2006 and 2005 consolidated financial statements, the reviews of our financial statements included in our 2005 second and third quarter Forms 10-QSB, and the filing of our Registration Statement on Form 10-SB in 2005.

Audit-Related Fees

We were not billed for any audit-related services during the years ended December 31, 2006 and 2005.

Tax Fees

Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $8,500 and $14,240 during the years ended December 31, 2006 and 2005, respectively.

All Other Fees

We did not pay for any other professional accounting fees during the years ended December 31, 2006 and 2005, respectively.

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

Date: March 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerald L. Fenstermaker	Date: March 27, 2007
Jerald L. Fenstermaker, President, Chief Executive Officer, and Director

/s/ Daniel F. Graham	Date: March 27, 2007
Daniel F. Graham, Chief Financial Officer

/s/ James K. Browne	Date: March 27, 2007
James K. Browne, Vice President

/s/ Troy A. Compton	Date: March 27, 2007
Troy A. Compton, Director

/s/ Vernon S. Schweigert	Date: March 27, 2007
Vernon S. Schweigert , Director

/s/ Robert T. Chancellor	Date: March 27, 2007
Robert T. Chancellor, Director

/s/ Stephen J. Gore	Date: March 27, 2007
Stephen J. Gore, Director

FREEDOM FINANCIAL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Freedom Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri March 15, 2007

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash and cash equivalents	$1,276,994	$2,192,075
Finance receivables, net	9,676,164	9,756,170
Repossessed assets	326,185	191,911
Accrued interest receivable	131,428	110,456
Property and equipment, net	277,181	308,777
Deferred financing fees	112,290	30,000
Other assets	21,753	30,286

Total assets	$11,821,995	$12,619,675

Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$419,309	$—
Accounts payable	15,867	40,090
Accrued expenses	107,147	80,102
Accrued compensation costs	53,903	52,949
Dealer holdbacks	48,895	106,539
Dealer reserves	37,873	39,963

Total liabilities	682,994	319,643

Commitments and Contingencies

Stockholders’ Equity
Redeemable convertible preferred stock, $0.0001 par value;
0 and 8,994,357 shares authorized, issued and outstanding
at December 31, 2006 and 2005, respectively	—	13,798,817
Common stock, $0.0001 par value; 36,000,000 shares
authorized; 19,927,001 and 9,965,759 issued and
outstanding at December 31, 2006 and 2005, respectively	1,993	997
Additional paid-in capital	13,802,633	—
Retained earnings (deficit)	(3,596,479)	(2,446,970)
Accumulated other comprehensive income	930,854	947,188

Total stockholders’ equity	11,139,001	12,300,032

Total liabilities and stockholders’ equity	$11,821,995	$12,619,675

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Interest income	$2,690,925	$2,266,115
Recovery of charged-off finance receivables	43,332	113,974
Other income	253,249	97,525

Total revenues	2,987,506	2,477,614

Interest Expense	75,651	—

Revenues after Interest Expense	2,911,855	2,477,614

Provision for Credit Losses	1,326,762	620,137

Net Revenues After Provision for Credit Losses	1,585,093	1,857,477

Operating Expenses	2,734,602	2,575,736

Operating Loss	(1,149,509)	(718,259)

Nonoperating Income, Other	—	2,671

Loss Before Income Taxes	(1,149,509)	(715,588)

Provision for Income Taxes	—	—

Net Loss	$(1,149,509)	$(715,588)

Basic and Diluted Loss Per Share	$(0.09)	$(0.07)

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006 and 2005

	Redeemable Convertible Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2004	$13,798,817	9,965,759	$997	$0	$(1,731,382)	$803,244	$12,871,676

Net loss	—	—	—	—	(715,588)	—	(715,588)

Foreign currency translation adjustment	—	—	—	—	—	143,944	143,944

Comprehensive loss	—	—	—	—	—	—	(571,644)

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(1,149,509)	—	(1,149,509)

Foreign currency translation adjustment	—	—	—	—	—	(16,334)	(16,334)

Comprehensive loss	—	—	—	—	—	—	(1,165,843)

Stock Grant		962,493	96	4,716	—	—	4,812

Preferred Stock Conversion	(13,798,817)	8,998,749	900	13,797,917	—	—	—

Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$11,139,001

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Operating Activities
Net loss	$(1,149,509)	$(715,588)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	47,971	55,688
Provision for credit losses	1,326,762	620,137
Accretion of deferred contract purchase discounts	(530,621)	(647,028)
Recovery of charged-off finance receivables	411,797	251,812
Gain on sale of property and equipment	—	(1,085)
Stock grant expense	4,812	—
Amortization of deferred financing fees	67,374	—
Changes in
Other assets	(5,258)	(57,100)
Accounts payable and accrued expenses	(822)	(127,146)
Other liabilities	(110,230)	(5,000)

Net cash provided by (used in) operating activities	62,276	(625,310)

Investing Activities
Purchase of finance receivables	(7,417,352)	(11,155,995)
Principal collected on finance receivables	6,374,452	5,429,584
Payments of dealer reserves	(12,942)	(18,706)
Payments of dealer holdbacks	(152,793)	(205,258)
Principal collected on notes receivable	5,512	65,672
Purchase of property and equipment	(16,613)	(62,473)
Proceeds from sale of property and equipment	—	2,000

Net cash used in investing activities	(1,219,736)	(5,945,176)

Financing Activities
Payment of investment banking and financing fees	(149,664)	(30,000)
Line of credit advances, net	420,854	—

Net cash provided by (used in) financing activities	271,190	(30,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28,811)	13,350

Net Decrease in Cash and Cash Equivalents	(915,081)	(6,587,136)

Cash and Cash Equivalents, Beginning of Year	2,192,075	8,779,211

Cash and Cash Equivalents, End of Year	$1,276,994	$2,192,075

See Notes to Consolidated Financial Statements

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Nature of Operations

FFG, a Delaware corporation formed in 2001, is a specialized consumer finance company. FFG buys automobile-secured finance receivables, typically at a discount, originated by others through a point of sale program with a network of independent automobile dealerships in Missouri, Kansas, Illinois, Oklahoma, Indiana and Tennessee. FFG services all of the finance receivables it acquires and holds them until maturity. The Company may, if circumstances warrant, package and sell groups of these receivables without recourse to third parties and without retaining the servicing rights thereon. As of December 31, 2006, FFG has not identified any receivables that it intends to sell.

During 2004 and the first half of 2005, FFG also purchased groups of automobile-secured finance receivables in bulk transactions consisting of between 10 and 50 loans per group. FFG no longer acquires finance receivables in this manner.

TCG is a Winnipeg, Manitoba, based consumer finance company. TCG purchases consumer finance receivables, typically at a discount, from a network of dealers primarily in five Canadian provinces: Alberta, British Columbia, Manitoba, Ontario and Saskatchewan. The finance receivables acquired by TCG are secured by automobiles, home appliances, business equipment and furnishings and other consumer goods. TCG accounts for approximately 35% and 33% of consolidated total assets as of December 31, 2006 and 2005, respectively.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, and commercial paper. The Company’s cash and cash equivalents not covered by federal deposit insurance totaled $1,018,669 and $1,954,385 as of December 31, 2006 and 2005, respectively.

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

FFG owns a portfolio of delinquent finance receivables which the Company purchased prior to March 19, 2001, and all of which were charged off prior to January 1, 2003. The Company continues to pursue collection of these accounts and recognizes all amounts recovered as income when received. Collections of $43,332 and $113,974 were made on these receivables during the years ended December 31, 2006 and 2005, respectively.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

The allowance is increased through provisions for credit losses charged against earnings.

Finance receivables are charged to the allowance for credit losses when they become more than 120 days contractually past due or sooner if the collateral is at risk or abandoned, at management discretion. With the exception of recoveries of FFG receivables charged off prior to January 1, 2003, subsequent recoveries of finance receivables previously charged against the allowance for credit losses are credited back to the allowance for credit losses when received.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2006 or 2005.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Other Income

Loan fee income consists primarily of late payment fees, returned check charges and lease buy-out fees, none of which individually comprise more than 5% of our total revenues. The Company recognizes items of loan fee income as income when received.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2005, financial statements to conform to the December 31, 2006, financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at December 31, 2006 and 2005:

	2006	2005
Automobiles	$9,110,368	$8,456,981
Bulk food	420,208	863,167
Equipment leases	379,003	704,484
Other	875,745	742,534

Total finance receivables	10,785,324	10,767,166

Less
Unearned discount	388,193	598,768
Allowance for credit losses	720,967	412,228

	1,109,160	1,010,996

Net finance receivables	$9,676,164	$9,756,170

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Approximately 29% and 37% of the above finance receivables as of December 31, 2006 and 2005, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at December 31, 2005, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2007	$5,788,567
2008	4,368,497
2009	2,702,505
2010	1,071,624
2011	124,005

$14,055,198

Activity in the allowance for credit losses related to finance receivables for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Balance, beginning of period	$412,228	$302,462
Provision charged to expense	1,326,762	620,137
Losses charged off	(1,561,870)	(960,650)
Recoveries of previously charged-off amounts	546,071	437,494
Effect of foreign currency translation	(2,224)	12,785

Balance, end of period	$720,967	$412,228

The Company’s nonearning finance receivables totaled $327,940 and $140,980 at December 31, 2006 and 2005, respectively. The Company provided an allowance for credit losses related to these receivables of $243,169 and $126,882, respectively, at December 31, 2006 and 2005.

Note 3:	Property and Equipment

Major classifications of property and equipment are as follows at December 31, 2006 and 2005:

	2006	2005
Land	$42,944	$43,068
Building	192,111	192,666
Computer and office equipment	135,996	132,377
Software	98,489	85,674
Furniture and fixtures	35,078	35,149
	504,618	488,934
Less accumulated depreciation	227,437	180,157

Net property and equipment	$277,181	$308,777

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 4:	Bank Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% (11.25% at December 31, 2006) and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of December 31, 2006.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve-month term of the loan agreement on a straight-line basis.

The Company issued warrants to purchase its common stock in connection with consummating the revolving credit loan agreement. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto. See Note 7, Common Stock and Common Stock Warrants.

Note 5:	Income Taxes

The provision for income taxes for the years ended December 31, 2006 and 2005, includes these components:

	2006	2005
Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2006 and 2005, is shown below:

	2006	2005
Computed at the statutory rate (34%)	$(390,833)	$(243,300)
Increase (decrease) resulting from
State income taxes	(44,283)	(24,882)
Changes in the deferred tax asset valuation allowance	407,934	182,696
(Income) loss from foreign subsidiary	23,882	38,122
Nondeductible expenses and other	3,300	47,364

Actual tax expense	$0	$0

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets as of December 31, 2006 and 2005, were:

	2006	2005
Deferred tax assets
Accrued compensated absences	$4,514	$4,221
Property and equipment	32,557	29,028
Allowance for credit losses	209,454	75,832
Net operating loss carryforwards	10,761,687	10,491,197

Net deferred tax asset before valuation allowance	11,008,212	10,600,278

Valuation allowance
Beginning of period	10,600,278	10,417,582
Increase during the period	407,934	182,696

Ending balance	11,008,212	10,600,278

Net deferred tax asset	$0	$0

As of December 31, 2006, the Company had approximately $28,000,000 of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in 2021 through 2025.

Note 6:	Redeemable Convertible Preferred Stock

At the Company’s Annual Meeting of Stockholders on June 23, 2006, the beneficial owners of the Freedom Financial Group I Statutory Trust voted to 1) convert all of the Company’s outstanding preferred stock, then held by the Freedom Financial Group I Statutory Trust, into a like number of shares of common stock; 2) distribute all such common shares to the respective beneficial owners in exchange for their Trust Shares; and 3) wind up the affairs of and dissolve the Statutory Trust. The Company completed the conversion and the Statutory Trust was dissolved during October 2006.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 7:	Common Stock and Common Stock Warrants

A total of 962,493 restricted shares of common stock were issued to certain officers of the Company during January 2006 pursuant to a Stock Grant Agreement. See Note 11, Stock-Based Compensation.

In anticipation of the Company’s common stock becoming eligible for trading on the OTC Bulletin Board the Company eliminated all outstanding fractional shares by exchanging each outstanding certificate of common stock with a newly issued certificate rounded up to the nearest number of whole shares. The number of outstanding shares of common stock increased 4,392 shares as a result. The Company’s common stock began trading on the OTC Bulletin Board on November 1, 2006.

As of December 31, 2006 warrants to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per shares and up to 291,185 shares at an exercise price of $0.70 per share were outstanding. These warrants expire in August 2011 and are subject to certain anti-dilution protections.

Note 8:	Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling $1,515,653 as of December 31, 2006. These commitments generally expire 30 days after they are issued if unused. Typically, the Company funds approximately 35% of these commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement called for the Company to pay cumulative transaction fees totaling not less than $250,000. As of December 31, 2006 the Company has paid transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

The Company is obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Rental expense for these leases was $47,279 and $48,466 for the years ended December 31, 2006 and 2005, respectively. Future minimum payments of $27,912 are due in 2007 under noncancelable operating leases as of December 31, 2006.

Certain officers of the Company hold a total of 1,932,993 shares of the Company’s common stock, all or a portion of which, the Company may be required to re-purchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; Addendum to Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on May 2, 2006; Extension of Employment Agreement filed with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on October 10, 2006; 2003 Stock Grant (Unanimous Consent of the Board), filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; and Stock Grant Agreement dated January 9, 2006, filed as an exhibit to the Company’s Form 8-K filed on January 11, 2006.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 9:	Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants discussed in Note 7, Common Stock and Common Stock Warrants would be anti-dilutive for the year ended December 31, 2006 and the effect of converting the redeemable preferred stock would be antidilutive for the year ended December 31, 2005, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the year ended December 31, 2006, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(1,149,509)	12,926,156

Basic and diluted loss per share			$(0.09)

Loss per share for the year ended December 31, 2005, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(715,588)	9,965,759

Basic and diluted loss per share			$(0.07)

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 10:	Operating Expenses

The components of operating expenses for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005

Salaries and benefits	$1,503,852	$1,488,085
Professional fees	458,625	490,163
Stockholder relations	147,564	25,843
Insurance	140,069	77,591
Supplies and postage	77,443	70,667
Licenses and taxes	73,516	54,320
Occupancy costs	64,359	67,649
Travel	58,660	50,614
Communications	55,336	48,565
Information services	54,172	84,629
Depreciation	47,971	55,688
Statutory trust administration	5,349	21,406
Other	47,686	40,516

	$2,734,602	$2,575,736

Note 11:	Stock-Based Compensation

On January 9, 2006, in anticipation of the potential conversion of the Company’s outstanding preferred stock into common stock and to address the anti-dilution rights granted to certain officers of the Company with respect to common stock issued to them under the terms of the February 2003 Stock Bonus Plan (see Note 8, Commitments and Contingencies), the Company entered into a Stock Grant Agreement (the “Agreement”) pursuant to which the officers were granted a total of 962,493 restricted shares of common stock (the “Grant Shares”). As a condition to receiving the Grant Shares under the Agreement, the officers agreed to waive their rights to receive bonuses of additional common stock resulting from any future conversion of the Company’s preferred stock into common stock. Additionally, the Agreement places various conditions and restrictions on both the Grant Shares and on all other shares then-owned by them (the “Existing Shares”):

1.
The Grant Shares are subject to forfeiture if the Company does not raise at least $10,000,000 in debt and/or equity financing before January 9, 2009. Additionally, each officer must forfeit their Grant Shares if their employment with the Company is terminated for any reason prior to the Company raising at least $10,000,000 in debt and/or equity financing.

2.	The officers relinquish any rights to receive dividends or proceeds from the liquidation of the Company until the Company has raised debt and/or equity financing of not less than $10,000,000.

3.
The officers may not sell any Existing Shares or Grant Shares until the Company has raised debt and/or equity financing of at least $10,000,000. No sooner than six months after raising debt and/or equity financing of at least $10,000,000 the officers may sell all of their Existing Shares and up to half of their Grant Shares. The officers may sell the remainder of their Grant shares only if the Company has raised debt and/or equity financing of at least $15,000,000.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

4.	Notwithstanding the above restrictions, the officers’ Existing Shares and Grant Shares may be sold upon their death or permanent disability, or if there is a change in control of the Company.

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), Share Based Payment, and determined the fair value of the Grant Shares to be $4,812 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company recognized compensation expense of $4,812 in its statement of operations for the year ended December 31, 2006.

Note 12:	Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,169,108 and $4,219,478 at December 31, 2006 and 2005, respectively.

Total revenues, loss before taxes and net loss from foreign operations for the years ended December 31, 2006 and 2005, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $398,979 and $286,781 for the years ended December 31, 2006 and 2005, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $96,000 for each of the years ended December 31, 2006 and 2005. These interest charges and management and accounting fees eliminate in consolidation.

	2006	2005

Total revenues	$1,117,386	$1,015,355

Loss before income taxes	(70,247)	(112,129)

Net loss	(70,247)	(112,129)

Note 13:	Additional Cash Flow Information

The Company made cash interest payments totaling $5,176 during the year ended December 31, 2006 and no cash interest payments during the year ended December 31, 2005.

The Company made no cash payments for income taxes during the years ended December 31, 2006 and 2005.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 14:	Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Approximate
	Carrying	Fair
	Amount	Value

December 31, 2006
Financial assets
Cash and cash equivalents	$1,276,994	$1,276,994
Finance receivables, net	9,676,164	9,227,706
Interest receivable	131,428	131,428

Financial liabilities
Bank line of credit	419,309	419,309
Trade accounts payable	15,867	15,867
Commitments to purchase finance receivables	—	—

December 31, 2005
Financial assets
Cash and cash equivalents	2,192,075	2,192,075
Finance receivables, net	9,756,170	9,654,600
Interest receivable	110,456	110,456

Financial liabilities
Trade accounts payable	40,090	40,090
Commitments to purchase finance receivables	—	—

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Interest Receivable

The carrying amount approximates fair value.

Bank Line of Credit

The fair value of the line of credit is estimated using the current rate at which similar lines of credit could be obtained by borrowers with similar credit ratings as our own and for the same remaining maturity.

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

The Company has consumer finance receivables secured by automobiles or consumer goods originally acquired from a network of dealers in approximately 15 states and five Canadian provinces. The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process. As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2006 and 2005

Note 17:	Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.