Form 10QSB
period 2007-03-31
FREEDOM FINANCIAL GROUP INC
filed 2007-05-14
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007 19,927,001 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Springfield, Missouri
May 10, 2007

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,491,591	$1,276,994
Finance receivables, net	10,044,845	9,676,164
Repossessed assets	222,806	326,185
Accrued interest receivable	118,641	131,428
Property and equipment, net	268,246	277,181
Deferred financing costs	67,374	112,290
Other assets	46,635	21,753

Total assets	$12,260,138	$11,821,995

Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$1,182,019	$419,309
Accounts payable	42,877	15,867
Accrued expenses	113,012	107,147
Accrued compensation costs	38,716	53,903
Dealer holdbacks	39,023	48,895
Dealer reserves	34,210	37,873

Total liabilities	1,449,857	682,994

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 19,927,001 shares issued and outstanding at March 31, 2007 and December 31, 2006	1,993	1,993
Additional paid-in-capital	13,802,633	13,802,633
Retained earnings (deficit)	(3,959,644)	(3,596,479)
Accumulated other comprehensive income	965,299	930,854

Total stockholders’ equity	10,810,281	11,139,001

Total liabilities and stockholders’ equity	$12,260,138	$11,821,995

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues
Interest income	$651,170	$656,221
Other	48,611	38,855

Total revenues	699,781	695,076

Interest Expense	66,466	—

Revenues After Interest Expense	633,315	695,076

Provision for Credit Losses	364,323	297,488

Net Revenues After Provision for Credit Losses	268,992	397,588

Operating Expenses	632,157	778,293

Operating Loss	(363,165)	(380,705)

Provision for Income Taxes	—	—

Net Loss	$(363,165)	$(380,705)

Basic and Diluted Loss Per Share	$(0.02)	$(0.04)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable Convertible Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$11,139,001

Net loss	—	—	—	—	(363,165)	—	(363,165)

Foreign currency translation adjustment	—	—	—	—	—	34,445	34,445

Comprehensive loss	—	—	—	—	—	—	(328,720)

Balance, March 31, 2007	$0	19,927,001	$1,993	$13,802,633	$(3,959,644)	$965,299	$10,810,281

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(380,705)	—	(380,705)

Foreign currency translation adjustment	—	—	—	—	—	(19,532)	(19,532)

Comprehensive loss	—	—	—	—	—	—	(400,237)

Stock Grant	—	962,493	96	4,716	—	—	4,812

Balance, March 31, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(2,827,675)	$927,656	$11,904,607

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net loss	$(363,165)	$(380,705)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	12,598	10,144
Provision for credit losses	364,323	297,488
Deferred discount income	(97,285)	(151,313)
Recovery of charged-off finance receivables	161,124	136,281
Stock grant expense	—	4,812
Amortization of deferred financing fees	44,916	—
Changes in
Other assets	(8,627)	(5,698)
Accounts payable and accrued expenses	17,475	105,045
Net cash provided by operating activities	131,359	16,054

Investing Activities
Purchase of finance receivables	(2,159,349)	(2,121,332)
Principal collected on finance receivables	1,496,916	1,595,865
Payments of dealer reserves	(5,453)	(4,618)
Payments of dealer holdbacks	(21,882)	(45,906)
Purchase of property and equipment	(1,770)	(1,308)
Net cash used in investing activities	(691,538)	(577,299)

Financing Activities
Payment of deferred financing fees	—	(25,532)
Line of credit advances, net	762,710	—
Net cash provided by (used in) financing activities	769,646	(25,532)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,066	(3,049)

Net Increase (Decrease) in Cash and Cash Equivalents	214,597	(589,826)

Cash and Cash Equivalents, Beginning of Period	1,276,994	2,192,075

Cash and Cash Equivalents, End of Period	$1,491,591	$1,602,249

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
Unaudited

Note 1:  General

The accompanying unaudited consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.  These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2007.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2:  Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. - The Credit Group Inc. (TCG), which collectively comprise a single reporting segment, the “Company.” All significant intercompany transactions have been eliminated in consolidation.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization.

Note 3:  Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at March 31, 2007 and December 31, 2006, respectively:

	2007	2006

Automobiles	$9,639,656	$9,110,368
Bulk food	387,235	420,208
Equipment leases	306,682	379,003
Other	840,375	875,745
Total finance receivables	11,173,948	10,785,324

Less
Unearned discount	410,087	388,193
Allowance for credit losses	719,016	720,967
	1,129,103	1,109,160
Net finance receivables	$10,044,845	$9,676,164

Approximately 26% and 29% of the above finance receivables as of March 31, 2007 and December 31, 2006, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at March 31, 2007, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2007	$4,652,214
2008	4,914,466
2009	3,302,688
2010	1,660,196
2011	327,490
2012	7,497
Total	$14,864,551

Activity in the allowance for credit losses related to finance receivables for the three months ended March 31, 2007 and 2006, respectively, was as follows:

	2007	2006

Balance, beginning of period	$720,967	$412,228
Provision charged to expense	364,323	297,488
Losses charged off	(426,636)	(362,817)
Recoveries of previously charged off amounts	57,745	86,685
Effect of foreign currency translation	2,617	(2,215)
Balance, end of period	$719,016	$431,369

The Company’s nonearning finance receivables totaled $214,736 at March 31, 2007. The Company provided an allowance for credit losses related to these receivables of $193,262.

Note 4:  Bank Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic finance receivables meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% (11.25% at March 31, 2007) and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of March 31, 2007.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve-month term of the loan agreement on a straight-line basis.

Note 5:  Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Note 6:  Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,462,644 as of March 31, 2007. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically, the Company funds between 30% and 40% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement called for the Company to pay cumulative transaction fees totaling not less than $250,000. As of March 31, 2007 the Company has paid transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of March 31, 2007 are:

2007	$38,727
2008	34,095
2009	8,698
2010	2,900
Total	$84,420

Certain officers of the Company hold a total of 1,932,993 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; Addendum to Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on May 2, 2006; Extension of Employment Agreement filed with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on October 10, 2006; 2003 Stock Grant (Unanimous Consent of the Board), filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; and Stock Grant Agreement dated January 9, 2006, filed as an exhibit to the Company’s Form 8-K filed on January 11, 2006.

The Company had no other commitments as of March 31, 2007.

Note 7:  Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months ended March 31, 2007 and the effect of converting the redeemable preferred stock would be antidilutive for the three months ended March 31, 2006, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the three months ended March 31, 2007, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(363,165)	19,927,001
Basic and diluted loss per share			$(0.02)

Loss per share for the three months ended March 31, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(380,705)	10,823,003
Basic and diluted loss per share			$(0.04)

Note 8:  Operating Expenses

The components of operating expenses for the three months ended March 31, 2007 and 2006, respectively, are as follows:

	2007	2006

Salaries and benefits	$375,750	$411,576
Professional fees	102,896	214,951
Insurance	41,113	35,847
Other	112,398	115,919

	$632,157	$778,293

Note 9:  Stock Based Compensation

On January 9, 2006, in anticipation of the potential conversion of the Company’s outstanding preferred stock into common stock and to address the anti-dilution rights granted to certain officers of the Company with respect to common stock issued to them under the terms of the February 2003 Stock Bonus Plan (see Note 6, Commitments and Contingencies), the Company entered into a Stock Grant Agreement (the “Agreement”) pursuant to which the officers were granted a total of 962,493 restricted shares of common stock (the “Grant Shares”). As a condition to receiving the Grant Shares under the Agreement, the officers agreed to waive their rights to receive bonuses of additional common stock resulting from any future conversion of the Company’s preferred stock into common stock. Additionally, the Agreement places various conditions and restrictions on both the Grant Shares and on all other shares then-owned by them (the “Existing Shares”):

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

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), “Share Based Payment”, and determined the fair value of the Grant Shares to be $4,812 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company recognized compensation expense of $4,812 in its statement of operations for the three months ended March 31, 2006.

Note 10:  Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,221,660 at March 31, 2007.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended March 31, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $101,464 and $92,678 for the three months ended March 31, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended March 31, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$214,348	$282,466

Loss before income taxes	(93,287)	(36,457)

Net Loss	(93,287)	(36,457)

Note 11:  Additional Cash Flow Information

The Company made cash interest payments totaling $14,614 during the three month period ended March 31, 2007 and no cash interest payments during the three month period ended March 31, 2006.

The Company made no cash payments for income taxes during the three month periods ended March 31, 2007 and 2006, respectively.

Note 12:  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for our fiscal year beginning January 1, 2008. We are in the process of evaluation this statement, but do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

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

Readers are referred to the caption “Risk Factors” appearing at the end of ITEM 1, Description of Business in our annual report on Form 10-KSB, filed on March 27, 2007, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s predecessor, Stevens Financial Group, Inc., filed for Chapter 11 bankruptcy on March 19, 2001. See Part I, Item 1, under the heading Reorganization of Predecessor Under Chapter 11 in the Company’s registration statement on Form 10-SB/A, filed on September 28, 2005.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. While TCG will continue to acquire these types of Installment Contracts, TCG now also acquires sub-prime automobile loans from independent used car dealers. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding receivables from automobile-secured Installment Contracts is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
March 31, 2007	86%

The Company is devoting the majority of its marketing resources and efforts to acquiring sub-prime automobile loans, and anticipates that this trend will continue over the coming twelve months.

Over the course of 2007, in addition to closely monitoring this trend, the Company’s management will be focused on the following:

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months ended March 31, 2007 and 2006. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended March 31,
	2007	2006

Installment Contracts acquired during the period (total principal amount)	$2,296,334	$2,292,972
Purchase price of Installment Contracts acquired	$2,166,948	$2,159,201
Percentage of dollar amount paid to principal balance acquired	94.4%	94.2%
Number of Installment Contracts acquired during the period	303	387
Average principal balance acquired	$7,579	$5,925
Acquisition cost per acquired Installment Contract (including overhead)	$632	$804
Monthly servicing cost per Installment Contract (including overhead)	$21.79	$22.15

Results of Operations

Interest Income

Our interest income totaled $651,170 for the three months ended March 31, 2007, compared to $656,221 for the three months ended March 31, 2006.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months Ended March 31, 2007 and 2006
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,542,936	$639,762	24.27%	$10,350,998	$637,877	24.65%
Cash and cash equivalents	1,354,427	11,216	3.31%	1,899,416	17,982	3.79%
Notes receivable	6,212	192	12.36%	11,725	362	12.35%

Total	$11,903,575	$651,170	21.88%	$12,262,139	$656,221	21.41%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2006 and the first three months of 2007 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Our total interest yield has increased as Installment Contracts have comprised a higher percentage of our total interest earning assets.

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

	For the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$10,793	$(8,907)	$1,886
Cash and cash equivalents	(4,710)	(2,056)	(6,766)
Notes receivable	(171)	-	(171)

Total Interest Income	$5,912	$(10,963)	$(5,051)

Interest Expense

We incurred interest expense of $66,466 during the three months ended March 31, 2007 on the outstanding balance of our bank line of credit. During the three months ended March 31, 2006 we had no outstanding borrowings and therefore incurred no interest expense during the period.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $364,323 for the three months ended March 31, 2007, compared to $297,488 for the three months ended March 31, 2006. The increase in the provision for the three months ended March 31, 2007 compared to 2006 is a result of an increase in net charge-offs which totaled $368,891 during the three months ended March 31, 2007 compared to net charge-offs of $276,132 during the three months ended March 31, 2006. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $632,157 for the three months ended March 31, 2007, compared to $778,293 for the three months ended March 31, 2006. A summary of these expenses follows:

	Three Months Ended March 31,
	2007	2006	Percent Change

Salaries and benefits	$375,750	$411,576	-8.70%
Professional fees	102,896	214,951	-52.13%
Insurance	41,113	35,847	14.69%
Other	112,398	115,919	-3.04%
Total	$632,157	$778,293	-18.78%

Salaries and benefits decreased primarily as a result of employee bonuses paid in 2006 that did not recur in 2007, and a decrease in the number of individuals employed by the Company during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As the company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. The decrease in professional fees during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted from significant non-recurring legal fees incurred during 2006 in connection with the conversion of the Company’s outstanding preferred stock into common stock. Insurance expense increased due to higher premiums experienced in 2007, the result of an increase in coverage limits of our directors and officers liability insurance policy. Other operating costs includes, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, travel and stockholder relations.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2007 was approximately $632 per contract as compared to $804 for the three month period ended March 31, 2006. This decrease in average acquisition cost is a result of a reduced sales and marketing staff employed by the Company during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, offset by a decrease in the Company’s book-to-look ratio. For the three month period ended March 31, 2007, the Company’s book-to-look ratio was 6.42% compared to 7.71% for the three month period ended March 31, 2006. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2007 was $21.79 per serviced contract as compared to $22.15 during the three month period ended March 31, 2006. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While we do not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is reduce these response times to better serve the needs of our customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2007 or early in 2008.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $2,296,334 during the three months ended March 31, 2007.  We invested cash of approximately $2,186,684 (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,676,164, net of an allowance for credit losses of $720,967, at December 31, 2006 to $10,044,845, net of an allowance for credit losses of $719,016, at March 31, 2007.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of March 31, 2007 and December 31, 2006, respectively, follows:

	March 31, 2007			December 31, 2006
	United States	Canada	Total	United States	Canada	Total
Automobiles	$8,294,235	$1,345,421	$9,639,656	$7,692,121	$1,418,247	$9,110,368
Equipment leases	-	306,682	306,682	-	379,003	379,003
Bulk food	-	387,235	387,235	-	420,208	420,208
Other	-	840,375	840,375	-	875,745	875,745
Total	8,294,235	2,879,713	11,173,948	7,692,121	3,093,203	10,785,324

Less
Unearned discount	310,727	99,360	410,087	273,457	114,736	388,193
Allowance for credit losses	560,536	158,480	719,016	551,192	169,775	720,967
Net	$7,422,972	$2,621,873	$10,044,845	$6,867,472	$2,808,692	$9,676,164

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,294,235	100%	$2,879,713	100%	$11,173,948	100%

Period of delinquency:
30 - 59 days	$692,046	8.34%	$30,773	1.07%	$722,819	6.47%
60 - 89 days	309,212	3.73%	53,501	1.86%	362,713	3.25%
90 - 119 days	207,120	2.50%	7,615	0.26%	214,735	1.92%

Total	$1,208,378	14.57%	$91,889	3.19%	$1,300,267	11.64%

	December 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,692,121	100%	$3,093,203	100%	$10,785,324	100%

Period of delinquency:
30 - 59 days	$748,375	9.73%	$109,720	3.55%	$858,095	7.96%
60 - 89 days	462,508	6.01%	76,418	2.47%	538,926	5.00%
90 - 119 days	266,282	3.46%	61,657	1.99%	327,939	3.04%

Total	$1,477,165	19.20%	$247,795	8.01%	$1,724,960	15.99%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$7,983,509	$2,780,352	$10,763,861	$6,789,074	$3,695,669	$10,484,743

Installment Contracts, net of unearned discounts, average during the period (1)	$7,674,408	$2,868,528	$10,542,936	$6,621,541	$3,729,458	$10,350,999

Gross charge-offs	$326,376	$100,260	$426,636	$277,707	$85,110	$362,817
Recoveries	23,430	34,315	57,745	75,060	11,625	86,685

Net charge-offs	$302,946	$65,945	$368,891	$202,647	$73,485	$276,132

Net charge-offs as a % of avg. contracts during the period, annualized	15.79%	9.20%	14.00%	12.24%	7.88%	10.67%

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

Our allowance for credit losses was $719,016 at March 31, 2007 compared to $720,967 at December 31, 2006. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 6.68% at March 31, 2007 and 7.09% at December 31, 2006.

During the three months ended March 31, 2007, our net Installment Contracts increased $366,730. This increase was the result of a $493,230 increase in automobile-secured contracts offset by a $126,500 decrease in all other Installment Contracts. The $493,230 increase in automobile-secured Installment Contracts was comprised of a $625,662 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $71,613 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and a $60,819 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. portfolio from December 31, 2006 to March 31, 2007, we provided for a specific increase to our allowance for credit losses through a charge to earnings. As of December 31, 2006, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 15.99% of our outstanding Installment Contracts. As of March 31, 2007, delinquent accounts totaled 11.64% of our outstanding Installment Contracts.

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

During the three months ended March 31, 2007, we experienced net charge-offs of $368,891, which represented 14.00% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2006, we experienced net charge-offs of $1,015,798, which represented 9.57% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

The various increases to our allowance for credit losses described in the preceding paragraphs were substantially offset by net charge-offs during the three months ended March 31, 2007 totaling $368,891, resulting in an allowance for credit losses as of March 31, 2007 of $719,016 or 6.68% of our outstanding net Installment Contracts.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in this Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of March 31, 2007.

The following tables set forth the activity in the allowance for credit losses for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$551,192	$169,775	$720,967	$199,558	$212,670	$412,228

Charge-offs	(326,376)	(100,260)	(426,636)	(277,707)	(85,110)	(362,817)
Recoveries	23,430	34,315	57,745	75,060	11,625	86,685

Net charge-offs	(302,946)	(65,945)	(368,891)	(202,647)	(73,485)	(276,132)

Provision for credit losses	312,290	52,033	364,323	223,805	73,683	297,488

Effect of foreign currency translation	-	2,617	2,617	-	(2,215)	(2,215)

Balance at end of period	$560,536	$158,480	$719,016	$220,716	$210,653	$431,369

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $15,000,000 (roughly 2,500 Installment Contracts) during 2007. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of approximately $14,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank lines of credit and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing, we will be unable to meet our objective of acquiring Installment Contracts with principal balances totaling approximately $15,000,000 during 2007.

The Company began 2007 with $1,276,994 cash on hand and had cash on hand of $1,491,591 at March 31, 2007. Operating activities provided cash of $131,359 during the three months ended March 31, 2007.

We invested cash of approximately $2,187,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three month period ended March 31, 2007. We collected principal payments on our Installment Contracts of approximately $1,497,000 during the three month period ended March 31, 2007.

During the three months ended March 31, 2007 the Company received advances on its bank line of credit totaling $762,710 to partially fund the acquisition of Installment Contracts. Total advances outstanding under the line of credit agreement at March 31, 2007 totaled approximately $1,182,000.

We paid financing fees totaling $25,532 during the three months ended March 31, 2006 in connection fund raising activities performed by our investment banking firm. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve-month term of our bank line of credit agreement.

The bank line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of March 31, 2007.

The Company has no material commitments for capital expenditures as of March 31, 2007. The Company expects to spend approximately $100,000 upgrading its underwriting systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

The Company and its investment adviser are seeking to obtain additional equity financing in an amount up to $10,000,000. We can give no assurance that we will be able to secure such additional equity financing or other forms of additional financing (either debt or equity) on terms acceptable to us.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,463,000 as of March 31, 2007. Typically, the Company funds between 30% and 40% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of March 31, 2007 are:

2007	$38,727
2008	34,095
2009	8,698
2010	2,900
Total	$84,420

The Company’s agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $250,000. As of March 31, 2007 the Company has paid its investment bankers transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

Certain officers of the Company hold a total of 1,932,993 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; Addendum to Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on May 2, 2006; Extension of Employment Agreement filed with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on October 10, 2006; 2003 Stock Grant (Unanimous Consent of the Board), filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; and Stock Grant Agreement dated January 9, 2006, filed as an exhibit to the Company’s Form 8-K filed on January 11, 2006

The Company had no other off-balance sheet arrangements as of March 31, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1 (a)	Corrected Trustee’s Amended Plan of Reorganization

2.2 (a)	Disclosure Statement for Trustee’s Amended Plan of Reorganization

3.1 (a)	First Amended and Restated Certificate of Incorporation

3.1.1 (a)	Certificate of Amendment to Certificate of Incorporation

3.2 (a)	Bylaws

3.2.1 (a)	Amendment to Bylaws

4.1 (a)	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust

10.1 (a)	Employment Agreement with Jerald L. Fenstermaker

10.1.1 (e)	Addendum to Employment Agreement with Jerald L. Fenstermaker

10.1.2 (g)	Extension of Employment Agreement with Jerald L. Fenstermaker

10.2 (a)	Investment Banking Agreement with Milestone Advisors, LLC

10.3 (a)	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan

10.4 (a)	Office Lease - 3058 East Elm

10.5 (b)	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)

10.6 (b)	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)

10.7 (b)	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)

10.8 (b)	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates

10.9 (d)	Stock Grant Agreement dated January 9, 2006

10.10 (f)	Revolving Credit Loan and Security Agreement

10.11 (f)	Promissory Note

10.12 (f)	Stock Pledge Agreement

10.13 (f)	Warrant for 300,000 shares of common stock

10.14 (f)	Warrant for 200,000 shares of common stock

10.15 (f)	Warrant for 136,778 shares of common stock

10.16 (f)	Warrant for 91,185 shares of common stock

11.1	Statement Re: Computation of Per Share Earnings - See Note 7 to Condensed Consolidated Financial Statements

14.1 (c)	Code of Ethics

21.1 (a)	Subsidiaries

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(c) Incorporated by reference to the Company’s quarterly report filed on Form 10-QSB on August 15, 2005 (File Number 000-51286).

(d) Incorporated by reference to the Company’s Current Report filed on Form 8-K on January 9, 2006 (File Number 000-51286).

(e) Incorporated by reference to the Company’s Current Report filed on Form 8-K on May 2, 2006 (File Number 000-51286).

(f) Incorporated by reference to the Company’s Current Report filed on Form 8-K on August 24, 2006 (File Number 000-51286).

(g) Incorporated by reference to the Company’s Current Report filed on Form 8-K on October 10, 2006 (File Number 000-51286).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: May 14, 2007	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer