Form 10QSB
period 2007-06-30
FREEDOM FINANCIAL GROUP INC
filed 2007-08-13
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 6, 2007 19,927,001 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Springfield, Missouri
August 8, 2007

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$1,792,310	$1,276,994
Finance receivables, net	10,136,316	9,676,164
Repossessed assets	181,839	326,185
Accrued interest receivable	127,979	131,428
Property and equipment, net	275,248	277,181
Deferred financing costs	22,458	112,290
Other assets	62,029	21,753

Total assets	$12,598,179	$11,821,995

Liabilities and Stockholders’ Equity

Liabilities
Bank line of credit	$1,572,183	$419,309
Accounts payable	15,606	15,867
Accrued expenses	37,994	107,147
Accrued compensation costs	60,467	53,903
Dealer holdbacks	40,351	48,895
Dealer reserves	36,768	37,873

Total liabilities	1,763,369	682,994

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 19,927,001 shares issued and outstanding	1,993	1,993
Additional paid-in-capital	13,802,633	13,802,633
Retained earnings (deficit)	(4,283,391)	(3,596,479)
Accumulated other comprehensive income	1,313,575	930,854

Total stockholders’ equity	10,834,810	11,139,001

Total liabilities and stockholders’ equity	$12,598,179	$11,821,995

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues
Interest income	$675,031	$691,002	$1,326,201	$1,347,223
Other income	50,248	36,348	98,859	75,203

Total revenues	725,279	727,350	1,425,060	1,422,426

Interest Expense	83,729	—	150,195	—

Revenues After Interest Expense	641,550	727,350	1,274,865	1,422,426

Provision for Credit Losses	376,891	244,672	741,214	542,160

Net Revenues After Provision for Credit Losses	264,659	482,678	533,651	880,266

Operating Expenses	588,405	675,356	1,220,563	1,453,649

Operating Loss	(323,746)	(192,678)	(686,912)	(573,383)

Provision for Income Taxes	—	—	—	—

Net Loss	$(323,746)	$(192,678)	$(686,912)	$(573,383)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable					Accumulated
	Convertible			Additional	Retained	Other
	Preferred	Common Stock		Paid-in	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$11,139,001

Net loss	—	—	—	—	(686,912)	—	(686,912)

Foreign currency translation adjustment	—	—	—	—	—	382,721	382,721

Comprehensive loss	—	—	—	—	—	—	(304,191)

Balance, June 30, 2007	$0	19,927,001	$1,993	$13,802,633	$(4,283,391)	$1,313,575	$10,834,810

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$12,300,032

Net loss	—	—	—	—	(573,383)	—	(573,383)

Foreign currency translation adjustment	—	—	—	—	—	169,599	169,599

Comprehensive loss	—	—	—	—	—	—	(403,784)

Stock grant	—	962,493	96	4,716	—	—	4,812

Balance, June 30, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(3,020,353)	$1,116,787	$11,901,060

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2007	2006
Operating Activities
Net loss	$(686,912)	$(573,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	24,774	20,291
Provision for credit losses	741,214	542,160
Deferred discount income	(192,329)	(288,611)
Recovery of charged-off finance receivables	337,772	247,493
Stock grant expense	—	4,812
Amortization of deferred financing fees	89,832	—
Changes in
Other assets	(31,815)	(20,764)
Accounts payable and accrued expenses	(65,599)	(7,949)
Net cash provided by (used in) operating activities	216,937	(75,951)

Investing Activities
Purchase of finance receivables	(3,981,398)	(4,185,270)
Principal collected on finance receivables	3,038,805	3,189,602
Payments of dealer reserves	(7,440)	(6,600)
Payments of dealer holdbacks	(35,804)	(93,103)
Purchase of property and equipment	(1,770)	(1,308)
Net cash used in investing activities	(987,607)	(1,096,679)

Financing Activities
Payment of deferred financing fees	—	(25,532)
Line of credit advances, net	1,152,874	—
Net cash provided by (used in) financing activities	1,152,874	(25,532)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	133,112	20,216

Net Increase (Decrease) in Cash and Cash Equivalents	515,316	(1,177,946)

Cash and Cash Equivalents, Beginning of Period	1,276,994	2,192,075

Cash and Cash Equivalents, End of Period	$1,792,310	$1,014,129

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
Unaudited

Note 1:	General

The accompanying unaudited consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company’s Form 10-KSB filed with the SEC on March 27, 2007.

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

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at June 30, 2007 and December 31, 2006, respectively:

	2007	2006

Automobiles	$9,803,305	$9,110,368
Bulk food	353,561	420,208
Equipment leases	280,677	379,003
Other	943,557	875,745
Total finance receivables	11,381,100	10,785,324

Less
Unearned discount	421,780	388,193
Allowance for credit losses	823,004	720,967
	1,244,784	1,109,160
Net finance receivables	$10,136,316	$9,676,164

Approximately 25% and 29% of the above finance receivables as of June 30, 2007 and December 31, 2006, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at June 30, 2007, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2007	$3,281,822
2008	5,360,562
2009	3,776,939
2010	2,157,202
2011	610,389
2012	37,083
Total	$15,223,997

Activity in the allowance for credit losses related to finance receivables for the three months ended June 30, 2007 and 2006, respectively, was as follows:

	2007	2006

Balance, beginning of period	$719,016	$431,369
Provision charged to expense	376,891	244,672
Losses charged off	(423,140)	(324,660)
Recoveries of previously charged off amounts	135,681	86,322
Effect of foreign currency translation	14,556	10,248
Balance, end of period	$823,004	$447,951

Activity in the allowance for credit losses related to finance receivables for the six months ended June 30, 2007 and 2006, respectively, was as follows:

	2007	2006

Balance, beginning of period	$720,967	$412,228
Provision charged to expense	741,214	542,160
Losses charged off	(849,776)	(687,478)
Recoveries of previously charged off amounts	193,426	173,007
Effect of foreign currency translation	17,173	8,034
Balance, end of period	$823,004	$447,951

The Company’s nonearning finance receivables totaled $298,091 at June 30, 2007. The Company provided an allowance for credit losses related to these receivables of $268,282.

Note 4:	Bank Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic finance receivables meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% (11.25% at June 30, 2007) and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of June 30, 2007.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve-month term of the loan agreement on a straight-line basis.

The Company also issued warrants to purchase its common stock in connection with consummating the revolving credit loan agreement. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto. As of June 30, 2007 none of the warrants have been exercised and warrants to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per share and up to 291,185 shares at an exercise price of $0.70 per share were outstanding. These warrants expire in August 2011 and are subject to certain anti-dilution protections.

On August 6, 2007 the Company received an unqualified commitment from Heartland to extend the maturity date of the revolving credit loan and security agreement to February 1, 2008. The Company will incur fees totaling approximately $10,000 in connection with the extension. These fees will be recorded as deferred financing fees and be amortized to interest expense over the term of the extension.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Note 6:	Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,911,014 as of June 30, 2007. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically, the Company funds between 30% and 40% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The agreement called for the Company to pay cumulative transaction fees totaling not less than $250,000. As of June 30, 2007 the Company has paid transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of June 30, 2007 are:

2007	$26,372
2008	34,829
2009	9,432
2010	3,144
Total	$73,777

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

The Company had no other commitments as of June 30, 2007.

Note 7:	Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months and six months ended June 30, 2007 and the effect of converting the redeemable preferred stock would be antidilutive for the three months and six months ended June 30, 2006, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the three months ended June 30, 2007, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(323,746)	19,927,001
Basic and diluted loss per share			$(0.02)

Loss per share for the three months ended June 30, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(192,678)	10,928,252
Basic and diluted loss per share			$(0.02)

Loss per share for the six months ended June 30, 2007, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(686,912)	19,927,001
Basic and diluted loss per share			$(0.03)

Loss per share for the six months ended June 30, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net income	$(573,383)	10,880,393
Basic earnings per share			$(0.05)

Note 8:	Operating Expenses

The components of operating expenses for the three months ended June 30, 2007 and 2006, respectively, are as follows:

	2007	2006

Salaries and benefits	$352,608	$373,082
Professional fees	52,048	99,810
Insurance	40,597	35,360
Other	143,152	167,104

	$588,405	$675,356

The components of operating expenses for the six months ended June 30, 2007 and 2006, respectively, are as follows:

	2007	2006

Salaries and benefits	$728,358	$784,658
Professional fees	154,944	314,761
Insurance	81,710	71,207
Other	255,551	283,023

	$1,220,563	$1,453,649

Note 9:	Stock Based Compensation

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

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), “Share Based Payment”, and determined the fair value of the Grant Shares to be $4,812 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company recognized compensation expense of $4,812 in its statement of operations for the six months ended June 30, 2006.

Note 10:	Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $4,645,474 at June 30, 2007.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended June 30, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $112,079 and $101,951 for the three months ended June 30, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended June 30, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$217,694	$302,630

Loss before income taxes	(65,649)	(20,122)

Net Loss	(65,649)	(20,122)

Total revenues, loss before taxes and net loss from foreign operations for the six months ended June 30, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $213,543 and $194,629 for the six months ended June 30, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $48,000 for each of the six month periods ended June 30, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$432,042	$585,096

Loss before income taxes	(158,936)	(56,579)

Net loss	(158,936)	(56,579)

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $35,352 and $49,965 during the three month and six month periods ended June 30, 2007, respectively, and no cash interest payments during the three month and six month periods ended June 30, 2006.

The Company made no cash payments for income taxes during the three month and six month periods ended June 30, 2007 and 2006.

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

Note 13:	Subsequent Events

On August 8, 2007, the Company received the resignation of Mr. James K. Browne. Per the resignation, which was effective August 1, 2007, Mr. Browne resigned as an officer, director and employee of the Company’s wholly-owned subsidiary, T.C.G. - The Credit Group Inc., and as an officer of FFG. Concurrent with the Company’s receipt of the resignation, the Company entered into a severance agreement with Mr. Browne. The terms of the severance agreement call for (1) the Company to make payments to Mr. Browne totaling approximately $125,000; (2) the return to the Company of 139,458 shares of the Company’s common stock currently held by Mr. Browne; and (3) the full and final release by Mr. Browne of any and all claims he has or may have against the Company.

Ms. Erin Fraser, the Manager of Credit and Administration of TCG since September 2002, has assumed, on an interim basis, the duties previously performed by Mr. Browne. Ms. Fraser has indicated her willingness to serve as a member of the Board of Directors of TCG and the Company expects to formally appoint her to such position within the next 30 days

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a consumer finance company specializing in the acquisition, collection and servicing of sub-prime automobile loans purchased primarily from independent used car dealers. We invest significant amounts of cash to acquire Installment Contracts. (As used herein, the term “Installment Contract” includes all motor vehicle installment contracts, consumer installment contracts and small ticket leases acquired by the Company.) We generate cash over the terms of those Installment Contracts in the form of interest and principal payments we collect.

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

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
June 30, 2007	86%

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

Recent Developments

On August 8, 2007, the Company received the resignation of Mr. James K. Browne. Per the resignation, which was effective August 1, 2007, Mr. Browne resigned as an officer, director and employee of the Company’s wholly-owned subsidiary, T.C.G. - The Credit Group Inc., and as an officer of FFG. Concurrent with the Company’s receipt of the resignation, the Company entered into a severance agreement with Mr. Browne. The terms of the severance agreement call for (1) the Company to make payments to Mr. Browne totaling approximately $125,000; (2) the return to the Company of 139,458 shares of the Company’s common stock currently held by Mr. Browne; and (3) the full and final release by Mr. Browne of any and all claims he has or may have against the Company.

Ms. Erin Fraser, the Manager of Credit and Administration of TCG since September 2002, has assumed, on an interim basis, the duties previously performed by Mr. Browne. Ms. Fraser has indicated her willingness to serve as a member of the Board of Directors of TCG and the Company expects to formally appoint her to such position within the next 30 days.

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months and six months ended June 30, 2007 and 2006. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Installment Contracts acquired during the period (total principal amount)	$1,923,809	$2,209,622	$4,220,144	$4,502,594
Purchase price of Installment Contracts acquired	$1,812,580	$2,094,029	$3,979,528	$4,253,230
Percentage of dollar amount paid to principal balance acquired	94.2%	94.8%	94.3%	94.5%
Number of Installment Contracts acquired during the period	255	333	558	720
Average principal balance acquired	$7,544	$6,636	$7,563	$6,254
Acquisition cost per acquired Installment Contract (including overhead)	$600	$768	$618	$787
Monthly servicing cost per Installment Contract (including overhead)	$19.76	$21.42	$20.78	$21.75

Results of Operations

Interest Income

Our interest income totaled $675,031 and $1,326,201 three months and six months ended June 30, 2007, respectively, compared to $691,002 and $1,347,223 for the three months and six months ended June 30, 2006.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months and six months ended June 30, 2007 and 2006, respectively:

	For the Three Months Ended June 30, 2007 and 2006

	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,862,527	$661,242	24.35%	$10,770,703	$677,179	25.15%
Cash and cash equivalents	1,653,357	13,592	3.29%	1,291,123	13,450	4.17%
Notes receivable	6,212	197	12.75%	11,725	373	12.72%

Total	$12,522,096	$675,031	21.56%	$12,073,551	$691,002	22.89%

	For the Six Months Ended June 30, 2007 and 2006

	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,693,998	$1,301,004	24.33%	$10,571,724	$1,315,056	24.88%
Cash and cash equivalents	1,505,649	24,807	3.30%	1,594,272	31,432	3.94%
Notes receivable	6,212	390	12.56%	11,725	735	12.54%

Total	$12,205,859	$1,326,201	21.73%	$12,177,721	$1,347,223	22.13%

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

	For the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$5,840	$(21,777)	$(15,937)
Cash and cash equivalents	571	(429)	142
Notes receivable	(176)	—	(176)

Total Interest Income	$6,235	$(22,206)	$(15,971)

	For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$15,581	$(29,633)	$(14,052)
Cash and cash equivalents	(1,674)	(4,951)	(6,625)
Notes receivable	(346)	1	(345)

Total Interest Income	$13,561	$(34,583)	$(21,022)

Interest Expense

We incurred interest expense of $83,729 and $150,195 during the three months and six months ended June 30, 2007, respectively, on the outstanding balance of our bank line of credit. During the three months and six months ended June 30, 2006 we had no outstanding borrowings and therefore incurred no interest expense during the period.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $376,891 and $741,214 for the three months and six months ended June 30, 2007, respectively, compared to $244,672 and $542,160 for the three months and six months ended June 30, 2006, respectively. The increase in the provision for the three months and six months ended June 30, 2007 compared to 2006 is a result of an increase in net charge-offs as a percent of net contracts to 10.59% and 12.28% for the three months and six months ended June 30, 2007, respectively, from 8.85% and 9.73% for the three months and six months ended June 30, 2006, respectively. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $588,405 and $1,220,563 for the three months and six months ended June 30, 2007, respectively, compared to $675,356 and $1,453,649 for the three months and six months ended June 30, 2006, respectively. A summary of these expenses follows:

	Three Months Ended June 30,
	2007	2006	Percent Change

Salaries and benefits	$352,608	$373,082	-5.5%
Professional fees	52,048	99,810	-47.9%
Insurance	40,597	35,360	14.8%
Other	143,152	167,104	-14.3%
Total	$588,405	$675,356	-12.9%

	Six Months Ended June 30,
	2007	2006	Percent Change

Salaries and benefits	$728,358	$784,658	-7.2%
Professional fees	154,944	314,761	-50.8%
Insurance	81,710	71,207	14.7%
Other	255,551	283,023	-9.7%
Total	$1,220,563	$1,453,649	-16.0%

As a result of a decrease in the number of salaried individuals employed by the Company and a reduction in the amount of sales commissions paid, salaries and benefits decreased for the three months ended June 30, 2007 as compared to 2006. Salaries and benefits decreased for the six months ended June 30, 2007 as compared to 2006 as a result of a decrease in the number of individuals employed by the Company and a reduction in sales commissions paid in 2007, and compensation expense recognized in connection with stock grants in 2006 that did not recur in 2007. As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees decreased during the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006 as a result of significant non-recurring legal fees incurred during 2006 in connection with the conversion of the Company’s outstanding preferred stock into common stock. Insurance expense increased due to higher premiums experienced in 2007, the result of an increase in coverage limits of our directors and officers liability insurance policy. Other operating costs includes, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, travel and stockholder relations. Other operating expenses decreased primarily as a result of a decrease in stockholder relations expenses in 2007 as compared to 2006. The decrease in stockholder relations expenses resulted from expenses incurred in the three months ended June 30, 2006 for the Company’s 2006 annual meeting which for 2007 had not yet been incurred due to the timing of the 2007 meeting. Additionally, the Company recognized certain credits in 2007 against professional fees related to the conversion of the Company’s preferred stock that were charged to operations during 2006, which further reduced stockholder relations expenses for the six months ended June 30, 2007 as compared to 2006.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2007 was approximately $600 and $618, respectively, per contract as compared to $768 and $787 for the three month and six month periods ended June 30, 2006, respectively. This decrease in average acquisition cost is a result of reduced sales and marketing staff employed by the Company during the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006, offset by a decrease in the Company’s book-to-look ratio. For the three month and six month periods ended June 30, 2007, the Company’s book-to-look ratio was 6.35% and 6.39%, respectively, compared to 8.07% and 7.87% for the three month and six month periods ended June 30, 2006. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2007 was $19.76 and $20.78, respectively, per serviced contract as compared to $21.42 and $21.75, respectively, during the three month and six month periods ended June 30, 2006. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While we do not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is to reduce these response times to better serve the needs of our customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2007 or early in 2008.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $1,923,809 and $4,220,144, respectively, during the three months and six months ended June 30, 2007.  We invested cash of approximately $1,837,958 and $4,024,642, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,676,164, net of an allowance for credit losses of $720,967, at December 31, 2006 to $10,136,316, net of an allowance for credit losses of $823,004, at June 30, 2007.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of June 30, 2007 and December 31, 2006 follows:

	June 30, 2007			December 31, 2006
	United States	Canada	Total	United States	Canada	Total
Automobiles	$8,527,071	$1,276,234	$9,803,305	$7,692,121	$1,418,247	$9,110,368
Equipment leases	-	280,677	280,677	-	379,003	379,003
Bulk food	-	353,561	353,561	-	420,208	420,208
Other	-	943,557	943,557	-	875,745	875,745
Total	8,527,071	2,854,029	11,381,100	7,692,121	3,093,203	10,785,324

Less
Unearned discount	325,066	96,714	421,780	273,457	114,736	388,193
Allowance for credit losses	665,837	157,167	823,004	551,192	169,775	720,967
Net	$7,536,168	$2,600,148	$10,136,316	$6,867,472	$2,808,692	$9,676,164

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,527,071	100%	$2,854,029	100%	$11,381,100	100%

Period of delinquency:
30 - 59 days	$803,616	9.42%	$52,627	1.84%	$856,243	7.52%
60 - 89 days	461,068	5.41%	39,662	1.39%	500,730	4.40%
90 - 119 days	252,846	2.97%	45,245	1.59%	298,091	2.62%

Total	$1,517,530	17.80%	$137,534	4.82%	$1,655,064	14.54%

	December 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,692,121	100%	$3,093,203	100%	$10,785,324	100%

Period of delinquency:
30 - 59 days	$748,375	9.73%	$109,720	3.55%	$858,095	7.96%
60 - 89 days	462,508	6.01%	76,418	2.47%	538,926	5.00%
90 - 119 days	266,282	3.46%	61,657	1.99%	327,939	3.04%

Total	$1,477,165	19.20%	$247,795	8.01%	$1,724,960	15.99%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$8,202,005	$2,757,315	$10,959,320	$7,266,060	$3,715,853	$10,981,913

Installment Contracts, net of unearned discounts, average during the period (1)	$8,069,527	$2,793,000	$10,862,527	$7,013,248	$3,757,456	$10,770,704

Gross charge-offs	$374,182	$48,958	$423,140	$228,035	$96,625	$324,660
Recoveries	119,671	16,010	135,681	62,168	24,154	86,322

Net charge-offs	$254,511	$32,948	$287,459	$165,867	$72,471	$238,338

Net charge-offs as a % of avg. contracts during the period, annualized	12.62%	4.72%	10.59%	9.46%	7.71%	8.85%

(1) - Average is based on month-end balances

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$8,202,005	$2,757,315	$10,959,320	$7,266,060	$3,715,853	$10,981,913

Installment Contracts, net of unearned discounts, average during the period (1)	$7,856,033	$2,837,965	$10,693,998	$6,821,440	$3,570,284	$10,571,724

Gross charge-offs	$700,558	$149,218	$849,776	$505,742	$181,736	$687,478
Recoveries	143,101	50,325	193,426	137,227	35,780	173,007

Net charge-offs	$557,457	$98,893	$656,350	$368,515	$145,956	$514,471

Net charge-offs as a % of avg. contracts during the period, annualized	14.19%	6.97%	12.28%	10.80%	8.18%	9.73%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of Installment Contracts. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. In performing these periodic evaluations, management follows an appropriately-documented methodology. This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies, Judgments and Estimates.

Our allowance for credit losses was $823,004 at June 30, 2007 compared to $720,967 at December 31, 2006. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 7.51% at June 30, 2007 and 6.93% at December 31, 2006.

During the six months ended June 30, 2007, our net Installment Contracts increased $562,189. This increase was the result of a $643,130 increase in automobile-secured contracts offset by an $80,941 decrease in all other Installment Contracts. The $643,130 increase in automobile-secured Installment Contracts was comprised of a $870,531 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $140,209 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and an $87,192 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. portfolio from December 31, 2006 to June 30, 2007, we provided for a specific increase to our allowance for credit losses through a charge to earnings. As of December 31, 2006, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 15.99% of our outstanding Installment Contracts. As of June 30, 2007, delinquent accounts totaled 14.54% of our outstanding Installment Contracts.

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

During the six months ended June 30, 2007, we experienced net charge-offs of $656,350, which represented 12.28% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2006, we experienced net charge-offs of $1,015,798, which represented 9.57% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

The various increases to our allowance for credit losses described in the preceding paragraphs were substantially offset by net charge-offs during the six months ended June 30, 2007 totaling $656,350, resulting in an allowance for credit losses as of June 30, 2007 of $823,004 or 7.51% of our outstanding net Installment Contracts.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of June 30, 2007.

The following tables set forth the activity in the allowance for credit losses for the three months and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$560,536	$158,480	$719,016	$220,716	$210,653	$431,369

Charge-offs	(374,182)	(48,958)	(423,140)	(228,035)	(96,625)	(324,660)
Recoveries	119,671	16,010	135,681	62,168	24,154	86,322

Net charge-offs	(254,511)	(32,948)	(287,459)	(165,867)	(72,471)	(238,338)

Provision for credit losses	359,812	17,079	376,891	181,298	63,374	244,672

Effect of foreign currency translation	-	14,556	14,556	-	10,248	10,248

Balance at end of period	$665,837	$157,167	$823,004	$236,147	$211,804	$447,951

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$551,192	$169,775	$720,967	$199,558	$212,670	$412,228

Charge-offs	(700,558)	(149,218)	(849,776)	(505,742)	(181,736)	(687,478)
Recoveries	143,101	50,325	193,426	137,227	35,780	173,007

Net charge-offs	(557,457)	(98,893)	(656,350)	(368,515)	(145,956)	(514,471)

Provision for credit losses	672,102	69,112	741,214	405,104	137,056	542,160

Effect of foreign currency translation	-	17,173	17,173	-	8,034	8,034

Balance at end of period	$665,837	$157,167	$823,004	$236,147	$211,804	$447,951

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $12,000,000 (roughly 1,600 Installment Contracts) over the coming 12 months. We expect to pay between 94% and 95% of the outstanding principal balance for these Installment Contracts, or a total of approximately $11,350,000. We expect to fund these acquisitions from a combination of internally generated cash flow, bank lines of credit and additional equity capital. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing, we will be unable to meet our objective of acquiring Installment Contracts with principal balances totaling approximately $12,000,000 over the coming 12 months.

The Company began 2007 with $1,276,994 cash on hand and had cash on hand of $1,792,310 at June 30, 2007. Operating activities provided cash of $85,579 and $216,937 during the three month and six month periods ended June 30, 2007.

We invested cash of approximately $1,838,000 and $4,025,000, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three month and six month periods ended June 30, 2007. We collected principal payments on our Installment Contracts of approximately $1,542,000 and $3,039,000, respectively, during the three month and six month periods ended June 30, 2007.

During the three months and six months ended June 30, 2007 the Company received net advances on its bank line of credit totaling $390,164 and $1,153,000, respectively, to partially fund the acquisition of Installment Contracts. Total advances outstanding under the line of credit agreement at June 30, 2007 totaled approximately $1,572,000.

We paid financing fees totaling $25,532 during the six months ended June 30, 2006 in connection with fund raising activities performed by our investment banking firm. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the twelve-month term of our bank line of credit agreement.

The bank line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of June 30, 2007.

On August 6, 2007 the Company received an unqualified commitment from Heartland to extend the maturity date of the revolving credit loan and security agreement to February 1, 2008. The Company will incur fees totaling approximately $10,000 in connection with the extension. These fees will be recorded as deferred financing fees and be amortized to interest expense over the term of the extension

The Company had no material commitments for capital expenditures as of June 30, 2007. The Company expects to spend approximately $100,000 upgrading its underwriting systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,911,000 as of June 30, 2007. Typically, the Company funds between 30% and 40% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of June 30, 2007 are:

2007	$26,372
2008	34,829
2009	9,432
2010	3,144
Total	$73,777

The Company’s agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $250,000. As of June 30, 2007 the Company has paid its investment bankers transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company.

Certain officers of the Company hold a total of 1,932,993 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; Addendum to Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on May 2, 2006; Extension of Employment Agreement filed with Jerald L. Fenstermaker, filed as an exhibit to the Company’s Form 8-K filed on October 10, 2006; 2003 Stock Grant (Unanimous Consent of the Board), filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005; and Stock Grant Agreement dated January 9, 2006, filed as an exhibit to the Company’s Form 8-K filed on January 11, 2006

The Company had no other off-balance sheet arrangements as of June 30, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (a)	Corrected Trustee’s Amended Plan of Reorganization
2.2 (a)	Disclosure Statement for Trustee’s Amended Plan of Reorganization
3.1 (a)	First Amended and Restated Certificate of Incorporation
3.1.1 (a)	Certificate of Amendment to Certificate of Incorporation
3.2 (a)	Bylaws
3.2.1 (a)	Amendment to Bylaws
4.1 (a)	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust
10.1 (a)	Employment Agreement with Jerald L. Fenstermaker
10.1.1 (e)	Addendum to Employment Agreement with Jerald L. Fenstermaker
10.1.2 (g)	Extension of Employment Agreement with Jerald L. Fenstermaker
10.2 (a)	Investment Banking Agreement with Milestone Advisors, LLC
10.3 (a)	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan
10.4 (a)	Office Lease – 3058 East Elm
10.5 (b)	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)
10.6 (b)	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)
10.7 (b)	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)
10.8 (b)	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates
10.9 (d)	Stock Grant Agreement dated January 9, 2006
10.10 (f)	Revolving Credit Loan and Security Agreement
10.11 (f)	Promissory Note
10.12 (f)	Stock Pledge Agreement
10.13 (f)	Warrant for 300,000 shares of common stock
10.14 (f)	Warrant for 200,000 shares of common stock
10.15 (f)	Warrant for 136,778 shares of common stock
10.16 (f)	Warrant for 91,185 shares of common stock
11.1	Statement Re: Computation of Per Share Earnings - See Note 7 to Condensed Consolidated Financial Statements
14.1 (c)	Code of Ethics
21.1 (a)	Subsidiaries
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

FREEDOM FINANCIAL GROUP, INC.

Date:	August 13, 2007	By:	/s/ Jerald L. Fenstermaker Jerald L. Fenstermaker, President and Chief Executive Officer

Date:	August 13, 2007	By:	/s/ Daniel F. Graham Daniel F. Graham, Chief Financial Officer