Form 10QSB
period 2007-09-30
FREEDOM FINANCIAL GROUP INC
filed 2007-11-13
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 12, 2007 19,787,543 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and stockholders’ equity and cash flows for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Weaver & Martin, LLC

Kansas City, Missouri
November 13, 2007

FREEDOM FINANCIAL GROUP, INC.

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,549,917	$1,276,994
Finance receivables, net	10,202,286	9,676,164
Repossessed assets	162,425	326,185
Accrued interest receivable	126,626	131,428
Property and equipment, net	280,015	277,181
Deferred financing costs	34,419	112,290
Other assets	61,163	21,753

Total assets	$12,416,851	$11,821,995

Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$1,600,196	$419,309
Accounts payable	8,559	15,867
Accrued expenses	31,258	107,147
Accrued compensation costs	25,914	53,903
Dealer holdbacks	32,430	48,895
Dealer reserves	39,043	37,873

Total liabilities	1,737,400	682,994

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 19,927,001 shares issued; 19,787,543 and 19,927,001 shares outstanding at September 30, 2007 and December 31, 2006, respectively	1,993	1,993
Additional paid-in-capital	13,802,633	13,802,633
Retained earnings (deficit)	(4,686,055)	(3,596,479)
Accumulated other comprehensive income	1,573,183	930,854
Treasury stock, at cost; 139,458 and 0 shares at September 30, 2007 and December 31, 2006, respectively	(12,303)	―

Total stockholders’ equity	10,679,451	11,139,001

Total liabilities and stockholders’ equity	$12,416,851	$11,821,995

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues
Interest income	$679,924	$685,385	$2,006,125	$2,032,608
Other income	50,006	100,501	148,865	175,704

Total revenues	729,930	785,886	2,154,990	2,208,312

Interest Expense	65,604	24,505	215,799	24,505

Revenues After Interest Expense	664,326	761,381	1,939,191	2,183,807

Provision for Credit Losses	420,623	166,178	1,161,837	708,338

Net Revenues After Provision for Credit Losses	243,703	595,203	777,354	1,475,469

Operating Expenses	646,367	708,726	1,866,929	2,162,376

Operating Loss	(402,664)	(113,523)	(1,089,575)	(686,907)

Provision for Income Taxes	—	—	—	—

Net Loss	$(402,664)	$(113,523)	$(1,089,575)	$(686,907)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.05)	$(0.06)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited
	Redeemable Convertible	Common Stock		Additional	Retained	Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$0	$11,139,001

Net loss	—	—	—	—	(1,089,576)	—	—	(1,089,576)

Foreign currency translation adjustment	—	—	—	—	—	642,329	—	642,329

Comprehensive loss	—	—	—	—	—	—	—	(447,247)

Purchase of treasury stock	―	(139,458)	―	―	―	―	(12,303)	(12,303)

Balance, September 30, 2007	$0	19,787,543	$1,993	$13,802,633	$(4,686,055)	$1,573,183	$(12,303)	$10,679,451

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$0	$12,300,032

Net loss	—	—	—	—	(686,907)	—	—	(686,907)

Foreign currency translation adjustment	—	—	—	—	—	154,878	—	154,878

Comprehensive loss	—	—	—	—	—	—	—	(532,029)

Stock grant	—	962,493	96	4,716	—	—	—	4,812

Balance, September 30, 2006	$13,798,817	10,928,252	$1,093	$4,716	$(3,133,877)	$1,102,066	$0	$11,772,815

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2007	2006
Operating Activities
Net loss	$(1,089,575)	$(686,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	36,935	34,049
Provision for credit losses	1,161,837	708,338
Deferred discount income	(285,191)	(417,093)
Recovery of charged-off finance receivables	528,109	321,936
Stock grant expense	—	4,812
Amortization of deferred financing fees	115,207	22,458
Changes in
Other assets	(26,586)	(27,653)
Accounts payable and accrued expenses	(115,579)	(8,522)
Other liabilities	―	(44,092)
Net cash provided by (used in) operating activities	325,157	(92,674)

Investing Activities
Purchase of finance receivables	(5,819,725)	(5,725,898)
Principal collected on finance receivables	4,490,121	4,765,350
Payments of dealer reserves	(9,344)	(9,654)
Payments of dealer holdbacks	(53,139)	(128,393)
Purchase of property and equipment	(1,770)	(16,613)
Net cash used in investing activities	(1,393,857)	(1,115,208)

Financing Activities
Payment of deferred financing fees	(37,336)	(149,664)
Line of credit advances, net	1,180,887	164,689
Purchase of treasury stock	(12,303)	―
Net cash provided by financing activities	1,131,248	15,025

Effect of Exchange Rate Changes on Cash and Cash Equivalents	210,375	12,341

Net Increase (Decrease) in Cash and Cash Equivalents	272,923	(1,180,516)

Cash and Cash Equivalents, Beginning of Period	1,276,994	2,192,075

Cash and Cash Equivalents, End of Period	$1,549,917	$1,011,559

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

Note 2:  Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprise a single reporting segment, the “Company.” All significant intercompany transactions have been eliminated in consolidation.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization.

Note 3:  Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at September 30, 2007 and December 31, 2006, respectively:

	2007	2006

Automobiles	$10,023,077	$9,110,368
Other	1,489,198	1,674,956
Total finance receivables	11,512,275	10,785,324

Less
Unearned discount	407,298	388,193
Allowance for credit losses	902,691	720,967
	1,309,989	1,109,160
Net finance receivables	$10,202,286	$9,676,164

Approximately 24% and 29% of the above finance receivables as of September 30, 2007 and December 31, 2006, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at September 30, 2007, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2007	$1,664,243
2008	5,647,874
2009	4,131,097
2010	2,632,572
2011	976,215
2012	83,457
Total	$15,135,458

Activity in the allowance for credit losses related to finance receivables for the three months ended September 30, 2007 and 2006, respectively, was as follows:

	2007	2006

Balance, beginning of period	$823,004	$447,951
Provision charged to expense	420,623	166,178
Losses charged off	(525,314)	(355,741)
Recoveries of previously charged off amounts	170,923	177,769
Effect of foreign currency translation	13,455	(413)
Balance, end of period	$902,691	$435,744

Activity in the allowance for credit losses related to finance receivables for the nine months ended September 30, 2007 and 2006, respectively, was as follows:

	2007	2006

Balance, beginning of period	$720,967	$412,228
Provision charged to expense	1,161,837	708,338
Losses charged off	(1,375,090)	(1,043,219)
Recoveries of previously charged off amounts	364,349	350,776
Effect of foreign currency translation	30,628	7,621
Balance, end of period	$902,691	$435,744

The Company’s nonearning finance receivables totaled $304,828 at September 30, 2007. The Company provided an allowance for credit losses related to these receivables of $274,345.

Note 4:  Bank Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic finance receivables meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% (10.75% at September 30, 2007) and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. On August 15, 2007, the original loan maturity date of August 18, 2007 was extended to February 1, 2008.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of September 30, 2007.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and were amortized to interest expense over the twelve-month original term of the loan agreement on a straight-line basis. The Company incurred fees totaling $10,950 in connection with the line of credit extension. The extension fees have been recorded as deferred financing fees and are being amortized to interest expense over the term of the extension.

The Company also issued warrants to purchase its common stock in connection with consummating the revolving credit loan agreement. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto. As of September 30, 2007 none of the warrants have been exercised and warrants to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per share and up to 291,185 shares at an exercise price of $0.70 per share were outstanding. These warrants expire in August 2011 and are subject to certain anti-dilution protections.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Note 6:  Treasury Stock

On August 8, 2007, the Company received the resignation of Mr. James K. Browne. Per the resignation, which was effective August 1, 2007, Mr. Browne resigned as an officer, director and employee of the Company’s wholly-owned subsidiary, T.C.G. - The Credit Group Inc. (“TCG”), and as an officer of Freedom Financial Group, Inc. Concurrent with the Company’s receipt of the resignation, the Company entered into a severance agreement with Mr. Browne. The terms of the severance agreement called for (1) the Company to make payments to Mr. Browne totaling approximately $125,000; (2) the return to the Company of 139,458 shares of the Company’s common stock held by Mr. Browne; and (3) the full and final release by Mr. Browne of any and all claims he had or may have had against the Company. The 139,458 shares of common stock were returned to the Company’s treasury at an allocated cost of $12,303.

Note 7:  Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,337,185 as of September 30, 2007. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically, the Company funds between 30% and 40% of its outstanding commitments.

On October 10, 2005, the Company entered into an agency agreement (the “2005 Agency Agreement”) with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The 2005 Agency Agreement calls for the Company to pay cumulative transaction fees totaling not less than $250,000. As of September 30, 2007 the Company has paid transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company. On August 30, 2007, the Company modified the 2005 Agency Agreement to give the Company the right to engage a second investment banking firm on a limited basis.

On September 25, 2007 the Company entered into an agency agreement (the “2007 Agency Agreement”) with a second investment banking firm to act as the Company’s placement agent in connection with raising debt financing from a specific limited number of potential lenders. The Company paid a non-refundable engagement fee of $15,000 upon the execution of the 2007 Agency Agreement. The 2007 Agency Agreement also requires the Company to pay a non-refundable $10,000 retainer fee each month during the six-month term of the agreement. The engagement fee and retainer fees paid, which are recorded as deferred financing fees, shall be credited against any transaction fees payable to the investment banking firm upon the closing of certain debt financing transactions.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of September 30, 2007 are:

2007	$13,408
2008	35,493
2009	10,096
2010	3,365
Total	$62,362

Certain officers of the Company hold a total of 1,793,035 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007.

As of September 30, 2007, the Company had a contingent liability to pay a former officer of TCG approximately $25,000 under the terms of a severance agreement (see Note 6, Treasury Stock) payable upon the completion of certain acts by the former officer. The former officer satisfied the terms of the severance agreement in October 2007, at which time the Company paid the final $25,000 due under the terms of the agreement and recognized the expense.

The Company had no other commitments as of September 30, 2007.

Note 8:  Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months and nine months ended September 30, 2007 and the effect of converting the redeemable preferred stock would be antidilutive for the three months and nine months ended September 30, 2006, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the three months ended September 30, 2007, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(402,664)	19,836,050
Basic and diluted loss per share			$(0.02)

Loss per share for the three months ended September 30, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(113,523)	10,928,252
Basic and diluted loss per share			$(0.01)

Loss per share for the nine months ended September 30, 2007, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(1,089,575)	19,896,351
Basic and diluted loss per share			$(0.05)

Loss per share for the nine months ended September 30, 2006, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net income	$(686,907)	10,928,252
Basic and diluted loss per share			$(0.06)

Note 9:  Operating Expenses

The components of operating expenses for the three months ended September 30, 2007 and 2006, respectively, are as follows:

	2007	2006

Salaries and benefits	$379,820	$353,885
Professional fees	52,228	104,478
Insurance	39,847	34,693
Other	174,472	215,670

	$646,367	$708,726

The components of operating expenses for the nine months ended September 30, 2007 and 2006, respectively, are as follows:

	2007	2006

Salaries and benefits	$1,108,178	$1,138,543
Professional fees	207,172	419,239
Insurance	121,557	105,900
Other	430,022	498,694

	$1,866,929	$2,162,376

Note 10:  Stock Based Compensation

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

The Company accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), “Share Based Payment”, and determined the fair value of the Grant Shares to be $4,812 on the date they were granted. The fair value of the Grant Shares was estimated using several methods including discounted cash flow analysis, liquidation analysis and comparison to recent sales prices of the Company’s preferred stock and unrestricted common stock. As a result of this Stock Grant Agreement the Company recognized compensation expense of $4,812 in its statement of operations for the nine months ended September 30, 2006.

On August 16, 2007 the Company entered into a Management Shareholders Agreement (the “2007 Agreement”) with two officers of the Company, Jerald L. Fenstermaker (CEO and Director) and Daniel F. Graham (CFO) (collectively, the “Management Shareholders”). The 2007 Agreement rescinds and terminates all prior agreements between the Company and the Management Shareholders pertaining to the shares of the Company’s common stock held by the Management Shareholders, including the January 9, 2006 Stock Grant Agreement, and places certain conditions and restrictions on said shares. A copy of the Management Shareholders Agreement was filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007.

The Company determined that in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment”, no incremental compensation cost resulted from the execution of the 2007 Agreement, and the Company therefore recognized no compensation expense as a result of entering into the 2007 Agreement.

Note 11:  Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $3,865,765 at September 30, 2007.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended September 30, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $102,371 and $102,995 for the three months ended September 30, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for each of the three month periods ended September 30, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$204,184	$279,119

Loss before income taxes	$(132,654)	$25,846

Net Loss	$(132,654)	$25,846

Total revenues, loss before taxes and net loss from foreign operations for the nine months ended September 30, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $315,914 and $297,624 for the nine months ended September 30, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $72,000 for each of the nine month periods ended September 30, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$636,226	$864,215

Loss before income taxes	$(291,590)	$(30,733)

Net loss	$(291,590)	$(30,733)

Note 12:  Additional Cash Flow Information

The Company made cash interest payments totaling $40,586 and $90,551 during the three month and nine month periods ended September 30, 2007, respectively, and made cash interest payments totaling $556 during the three month and nine month periods ended September 30, 2006.

The Company made no cash payments for income taxes during the three month and nine month periods ended September 30, 2007 and 2006.

Note 13:  Recently Issued Accounting Pronouncements

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

Note 14:  Subsequent Event

On October 31, 2007, the Company and one of its investment banking firms mutually entered into a Contract Termination Agreement and Release (the “Termination Agreement”), terminating the 2005 Agency Agreement (see Note 7, Commitments and Contingencies). Concurrent with the execution of the Termination Agreement, the Company paid a termination fee of $104,000 thereby fully and forever releasing the Company from any and all obligations under the 2005 Agency Agreement.

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

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
September 30, 2007	87%

The Company is devoting the majority of its marketing resources and efforts to acquiring sub-prime automobile loans, and anticipates that this trend will continue over the coming twelve months.

Over the next fifteen months, in addition to closely monitoring this trend, the Company’s management will be focused on the following:

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

Recent Developments

On August 8, 2007, the Company received the resignation of Mr. James K. Browne. Per the resignation, which was effective August 1, 2007, Mr. Browne resigned as an officer, director and employee of the Company’s wholly-owned subsidiary, T.C.G. – The Credit Group Inc., and as an officer of Freedom Financial Group, Inc. Concurrent with the Company’s receipt of the resignation, the Company entered into a severance agreement with Mr. Browne. The terms of the severance agreement call for (1) the Company to make payments to Mr. Browne totaling approximately $125,000; (2) the return to the Company of 139,458 shares of the Company’s common stock currently held by Mr. Browne; and (3) the full and final release by Mr. Browne of any and all claims he has or may have against the Company.

Effective August 1, 2007, Ms. Erin Fraser, the Manager of Credit and Administration of TCG since September 2002, was appointed to the Board of Directors of T.C.G. – The Credit Group Inc. Effective September 16, 2007 Ms. Fraser was appointed Chief Operating Officer of T.C.G. – The Credit Group Inc.

On August 15, 2007 the Company executed an amendment to its $3,000,000 Revolving Credit Loan and Security Agreement (the “Loan Agreement”) with Heartland Bank. The amendment extended the maturity date of the Loan Agreement from August 18, 2007 to February 1, 2008. In connection with the extension the Company incurred fees of $10,950 which were recorded as deferred financing fees and are being amortized over the term of the extension.

On August 16, 2007 the Company entered into a Management Shareholders Agreement (the “2007 Agreement”) with two officers of the Company, Jerald L. Fenstermaker (CEO and Director) and Daniel F. Graham (CFO) (collectively, the “Management Shareholders”). The 2007 Agreement rescinds and terminates all prior agreements between the Company and the Management Shareholders pertaining to the shares of the Company’s common stock held by the Management Shareholders, including the January 9, 2006 Stock Grant Agreement, and places certain conditions and restrictions on said shares. The Company determined that in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment”, no incremental cost resulted from the execution of the 2007 Agreement, and the Company therefore recognized no compensation expense as a result of entering into the 2007 Agreement. A copy of the Management Shareholders Agreement was filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007.

Concurrent with the execution of the Management Shareholders Agreement, the Company entered into an Employment Agreement (the “Employment Agreement”) with Jerald L. Fenstermaker, the Company’s President and Chief Executive Officer. The Employment Agreement, which terminates on January 9, 2009, provides for an annual base salary of $185,000, normal and customary fringe benefits and nominal severance benefits in the event of termination without cause. A copy of the Employment Agreement was filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007.

On August 17, 2007, BKD, LLP resigned as the Company’s independent registered public accounting firm (auditor). On August 21, 2007, the Company, upon the recommendation of the Audit Committee of the Company’s Board of Directors, appointed Weaver & Martin, LLC of Kansas City, Missouri as the Company’s independent registered public accounting firm (auditor) for the remainder of the fiscal year ending December 31, 2007.

On August 30, 2007, the Company modified the October 10, 2005 agency agreement (the "2005 Agency Agreement") with its investment banking firm to give the Company the right to engage a second investment banking firm on a limited basis. On September 25, 2007 the Company entered into an agency agreement (the “2007 Agency Agreement”) with a second investment banking firm to act as the Company’s placement agent in connection with raising debt financing from a specific limited number of potential lenders. The Company paid a non-refundable engagement fee of $15,000 upon the execution of the 2007 Agency Agreement. The 2007 Agency Agreement also requires the Company to pay a non-refundable $10,000 retainer fee each month during the six-month term of the agreement. The engagement fee and retainer fees paid, which are recorded as deferred financing fees, shall be credited against any transaction fees payable to the investment banking firm upon the closing of certain debt financing transactions.

On October 31, 2007, the Company and one of its investment banking firms mutually entered into a Contract Termination Agreement and Release (the “Termination Agreement”), terminating the 2005 Agency Agreement. Concurrent with the execution of the Termination Agreement, the Company paid a termination fee of $104,000 thereby fully and forever releasing the Company from any and all obligations under the 2005 Agency Agreement.

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months and nine months ended September 30, 2007 and 2006. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Installment Contracts acquired during the period (total principal amount)	$1,970,256	$1,636,268	$6,190,400	$6,138,863
Purchase price of Installment Contracts acquired	$1,876,172	$1,558,765	$5,855,701	$5,811,995
Percentage of dollar amount paid to principal balance acquired	95.2%	95.3%	94.6%	94.7%
Number of Installment Contracts acquired during the period	228	246	786	966
Average principal balance acquired	$8,641	$6,652	$7,876	$6,355
Acquisition cost per acquired Installment Contract (including overhead)	$575	$887	$604	$814
Monthly servicing cost per Installment Contract (including overhead)	$16.29	$20.75	$19.29	$21.42

Results of Operations

Interest Income

Our interest income totaled $679,924 and $2,006,125 for the three months and nine months ended September 30, 2007, respectively, compared to $685,385 and $2,032,608 for the three months and nine months ended September 30, 2006.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months and nine months ended September 30, 2007 and 2006, respectively:

	For the Three Months Ended September 30, 2007 and 2006

	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,976,506	$665,434	24.25%	$10,903,219	$675,353	24.78%
Cash and cash equivalents	1,542,192	14,286	3.71%	1,053,189	9,647	3.66%
Notes receivable	6,212	204	13.14%	11,725	385	13.13%

Total	$12,524,910	$679,924	21.71%	$11,968,133	$685,385	22.91%

	For the Nine Months Ended September 30, 2007 and 2006

	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,780,469	$1,966,438	24.32%	$10,633,303	$1,990,409	24.89%
Cash and cash equivalents	1,491,600	39,093	3.49%	1,435,853	41,079	3.81%
Notes receivable	6,212	594	12.75%	11,725	1,120	12.74%

Total	$12,278,281	$2,006,125	21.79%	$12,110,881	$2,032,608	22.38%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2006 and the first nine months of 2007 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases.

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

	For the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$4,585	$(14,504)	$(9,919)
Cash and cash equivalents	4,529	110	4,639
Notes receivable	(181)	—	(181)

Total Interest Income	$8,933	$(14,394)	$(5,461)

	For the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$22,334	$(46,305)	$(23,971)
Cash and cash equivalents	1,711	(3,697)	(1,986)
Notes receivable	(527)	1	(526)

Total Interest Income	$23,518	$(50,001)	$(26,483)

Interest Expense

We incurred interest expense of $65,604, including amortization of deferred financing fees of $25,375, and $24,505, including amortization of deferred financing fees of $22,458, during the three months ended September 30, 2007 and 2006, respectively. We incurred interest expense of $215,799, including amortization of deferred financing fees of $115,207, and $24,505, including amortization of deferred financing fees of $22,458, during the nine months ended September 30, 2007 and 2006, respectively. Our interest expense increased in 2007 over 2006 as a result of the outstanding balance on our line of credit increasing from 2006 to 2007.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $420,623 and $1,161,837 for the three months and nine months ended September 30, 2007, respectively, compared to $166,178 and $708,338 for the three months and nine months ended September 30, 2006, respectively. The increase in the provision for the three months and nine months ended September 30, 2007 compared to 2006 is a result of an increase in net charge-offs as a percent of net contracts to 12.91% and 12.53% for the three months and nine months ended September 30, 2007, respectively, from 6.53% and 8.66% for the three months and nine months ended September 30, 2006, respectively. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $646,367 and $1,866,929 for the three months and nine months ended September 30, 2007, respectively, compared to $708,726 and $2,162,376 for the three months and nine months ended September 30, 2006, respectively. A summary of these expenses follows:

	Three Months Ended September 30,
	2007	2006	Percent Change

Salaries and benefits	$379,820	$353,885	7.33%
Professional fees	52,228	104,478	-50.01%
Insurance	39,847	34,693	14.86%
Other	174,472	215,670	-19.10%
Total	$646,367	$708,726	-8.80%

	Nine Months Ended September 30,
	2007	2006	Percent Change

Salaries and benefits	$1,108,178	$1,138,543	-2.67%
Professional fees	207,172	419,239	-50.58%
Insurance	121,557	105,900	14.78%
Other	430,022	498,694	-13.77%
Total	$1,866,929	$2,162,376	-13.66%

Salaries and benefits increased for the three months ended September 30, 2007 as compared to 2006 as a result of severance payments made to the former President of TCG offset by a decrease in the number of salaried individuals employed by the Company and a reduction in the amount of sales commissions paid during 2007. Salaries and benefits decreased for the nine months ended September 30, 2007 as compared to 2006 as a result of a decrease in the number of individuals employed by the Company and a reduction in sales commissions paid in 2007. As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees decreased during the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006 as a result of significant non-recurring legal fees incurred during 2006 associated with the conversion of the Company’s outstanding preferred stock into common stock. Insurance expense increased due to higher premiums experienced in 2007, the result of an increase in coverage limits of our directors and officers liability insurance policy. Other operating costs includes, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, travel and stockholder relations. Other operating expenses decreased primarily as a result of a decrease in stockholder relations expenses in 2007 as compared to 2006. The Company recognized certain credits in 2007 against professional fees related to the conversion of the Company’s preferred stock that were charged to operations during the three months ended September 30, 2006, which reduced stockholder relations expenses for the three and nine months ended September 30, 2007 as compared to 2006.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2007 was approximately $575 and $604, respectively, per contract as compared to $887 and $814 for the three month and nine month periods ended September 30, 2006, respectively. This decrease in average acquisition cost is a result of reduced sales and marketing staff employed by the Company during the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006, partially offset by a decrease in the Company’s book-to-look ratio. For the three month and nine month periods ended September 30, 2007, the Company’s book-to-look ratio was 5.30% and 6.30%, respectively, compared to 6.09% and 7.33% for the three month and nine month periods ended September 30, 2006. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2007 was $16.29 and $19.29, respectively, per serviced contract, as compared to $20.75 and $21.42 during the three month and nine month periods ended September 30, 2006, respectively. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While we do not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is to reduce these response times to better serve the needs of our customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms sometime during 2008.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $1,970,256 and $6,190,400, respectively, during the three months and nine months ended September 30, 2007.  We invested cash of approximately $1,886,597 and $5,882,208, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,676,164, net of an allowance for credit losses of $720,967, at December 31, 2006 to $10,202,286, net of an allowance for credit losses of $902,691, at September 30, 2007.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of September 30, 2007 and December 31, 2006 follows:

	September 30, 2007			December 31, 2006
	United States	Canada	Total	United States	Canada	Total
Automobiles	$8,739,652	$1,283,425	$10,023,077	$7,692,121	$1,418,247	$9,110,368
Other	-	1,489,198	1,489,198	-	1,674,956	1,674,956
Total	8,739,652	2,772,623	11,512,275	7,692,121	3,093,203	10,785,324

Less
Unearned discount	323,409	83,889	407,298	273,457	114,736	388,193
Allowance for credit losses	749,433	153,258	902,691	551,192	169,775	720,967
Net	$7,666,810	$2,535,476	$10,202,286	$6,867,472	$2,808,692	$9,676,164

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,739,652	100%	$2,772,622	100%	$11,512,274	100%

Period of delinquency:
30 - 59 days	$933,955	10.69%	$68,805	2.48%	$1,002,760	8.71%
60 - 89 days	501,910	5.74%	9,833.35%		511,743	4.45%
90 – 119 days	277,415	3.17%	27,413.99%		304,828	2.65%

Total	$1,713,280	19.60%	$106,051	3.82%	$1,819,331	15.80%

	December 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,692,121	100%	$3,093,203	100%	$10,785,324	100%

Period of delinquency:
30 – 59 days	$748,375	9.73%	$109,720	3.55%	$858,095	7.96%
60 – 89 days	462,508	6.01%	76,418	2.47%	538,926	5.00%
90 - 119 days	266,282	3.46%	61,657	1.99%	327,939	3.04%

Total	$1,477,165	19.20%	$247,795	8.01%	$1,724,960	15.99%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$8,416,243	$2,688,734	$11,104,977	$7,420,731	$3,413,494	$10,834,225

Installment Contracts, net of unearned discounts, average during the period (1)	$8,309,170	$2,667,336	$10,976,506	$7,363,929	$3,539,289	$10,903,218

Gross charge-offs	$472,168	$53,146	$525,314	$295,687	$60,054	$355,741
Recoveries	155,195	15,728	170,923	137,583	40,186	177,769

Net charge-offs	$316,973	$37,418	$354,391	$158,104	$19,868	$177,972

Net charge-offs as a % of avg. contracts during the period, annualized	15.26%	5.61%	12.91%	8.59%	2.25%	6.53%

(1) - Average is based on month-end balances

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$8,416,243	$2,688,734	$11,104,977	$7,420,731	$3,413,494	$10,834,225

Installment Contracts, net of unearned discounts, average during the period (1)	$8,002,691	$2,777,779	$10,780,470	$6,993,974	$3,669,329	$10,663,303

Gross charge-offs	$1,172,726	$202,364	$1,375,090	$801,429	$241,790	$1,043,219
Recoveries	298,296	66,053	364,349	274,810	75,966	350,776

Net charge-offs	$874,430	$136,311	$1,010,741	$526,619	$165,824	$692,443

Net charge-offs as a % of avg. contracts during the period, annualized	14.57%	6.54%	12.50%	10.04%	6.03%	8.66%

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

Our allowance for credit losses was $902,691 at September 30, 2007 compared to $720,967 at December 31, 2006. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 8.13% at September 30, 2007 and 6.93% at December 31, 2006.

During the nine months ended September 30, 2007, our net Installment Contracts increased $707,846. This increase was the result of an $865,322 increase in automobile-secured contracts offset by a $157,476 decrease in all other Installment Contracts. The $865,322 increase in automobile-secured Installment Contracts was comprised of a $1,115,226 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $132,254 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and an $117,650 decrease in Installment Contracts acquired through bulk purchases.

As a result of the increases in automobile-secured Installment Contracts in our U.S. portfolio from December 31, 2006 to September 30, 2007, we provided for a specific increase to our allowance for credit losses through a charge to earnings.

As of December 31, 2006, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 15.99% of our outstanding Installment Contracts. As of September 30, 2007, delinquent accounts totaled 15.80% of our outstanding Installment Contracts.

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

During the nine months ended September 30, 2007, we experienced net charge-offs of $1,010,741, which represented 12.50% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2006, we experienced net charge-offs of $1,015,798, which represented 9.57% of our average outstanding Installment Contracts during the year. To account for this increase in charge-offs, we provided for a specific increase to our allowance for credit losses.

The various increases to our allowance for credit losses described in the preceding paragraphs were substantially offset by net charge-offs during the nine months ended September 30, 2007 totaling $1,010,741, resulting in an allowance for credit losses as of September 30, 2007 of $902,691 or 8.13% of our outstanding net Installment Contracts.

Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of September 30, 2007.

The following tables set forth the activity in the allowance for credit losses for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$665,837	$157,167	$823,004	$236,147	$211,804	$447,951

Charge-offs	(472,168)	(53,146)	(525,314)	(295,687)	(60,054)	(355,741)
Recoveries	155,195	15,728	170,923	137,583	40,186	177,769

Net charge-offs	(316,973)	(37,418)	(354,391)	(158,104)	(19,868)	(177,972)

Provision for credit losses	400,569	20,054	420,623	163,130	3,048	166,178

Effect of foreign currency translation	-	13,455	13,455	-	(413)	(413)

Balance at end of period	$749,433	$153,258	$902,691	$241,173	$194,571	$435,744

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$551,192	$169,775	$720,967	$199,558	$212,670	$412,228

Charge-offs	(1,172,726)	(202,364)	(1,375,090)	(801,429)	(241,790)	(1,043,219)
Recoveries	298,296	66,053	364,349	274,810	75,966	350,776

Net charge-offs	(874,430)	(136,311)	(1,010,741)	(526,619)	(165,824)	(692,443)

Provision for credit losses	1,072,671	89,166	1,161,837	568,234	140,104	708,338

Effect of foreign currency translation	-	30,628	30,628	-	7,621	7,621

Balance at end of period	$749,433	$153,258	$902,691	$241,173	$194,571	$435,744

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $17,500,000 (roughly 1,700 Installment Contracts) over the coming 15 months. We expect to pay between 94% and 95% of the outstanding principal balance for these Installment Contracts, or a total of approximately $16,500,000. We expect to fund these acquisitions from a combination of internally generated cash flow and additional debt or equity financing. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing, we will be unable to meet our objective of acquiring Installment Contracts with principal balances totaling approximately $17,500,000 over the coming 15 months.

The Company began 2007 with $1,276,994 cash on hand and had cash on hand of $1,549,917 at September 30, 2007. Operating activities provided cash of $107,169 and $325,157 during the three month and nine month periods ended September 30, 2007, respectively.

We invested cash of approximately $1,887,000 and $5,882,000, respectively, (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three month and nine month periods ended September 30, 2007. We collected principal payments on our Installment Contracts of approximately $1,481,000 and $4,490,000, respectively, during the three month and nine month periods ended September 30, 2007.

During the three months and nine months ended September 30, 2007 the Company received net advances on its bank line of credit totaling $28,013 and $1,180,887, respectively, to partially fund the acquisition of Installment Contracts. Total advances outstanding under the line of credit agreement at September 30, 2007 totaled approximately $1,600,000.

We paid financing fees totaling $37,336 during both the three and nine months ended September 30, 2007 in connection with fund raising activities performed by our investment banking firms.

Our bank line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of September 30, 2007. On August 15, 2007 the Company extended the maturity date of the revolving credit loan and security agreement to February 1, 2008.

During the three months ended September 30, 2007, pursuant to the terms of the severance between the Company and Mr. James K. Browne, described above under the heading “Recent Developments,” the Company made severance payments to Mr. Browne totaling approximately $100,000. $12,303 of the $100,000 was allocated to the 139,458 shares of the Company’s common stock the Company received from Mr. Browne as part of the severance agreement. The 139,458 shares of common stock were returned to the Company’s treasury.

The Company had no material commitments for capital expenditures as of September 30, 2007. The Company expects to spend approximately $300,000 upgrading its underwriting and loan servicing systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

The Company and its investment adviser are seeking to obtain additional debt or equity financing in an amount up to $15,000,000. We can give no assurance that we will be able to secure such additional equity financing or other forms of additional financing (either debt or equity) on terms acceptable to us.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and customers generally have between 20 and 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,337,000 as of September 30, 2007. Typically, the Company funds between 30% and 40% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 39 months. Future minimum payments under these noncancelable operating leases as of September 30, 2007 are:

2007	$13,408
2008	35,493
2009	10,096
2010	3,365
Total	$62,362

On October 10, 2005, the Company’s entered into an agency agreement (the “2005 Agency Agreement”) with an investment banking firm to act as the Company’s exclusive placement agent in connection with raising debt and/or equity financing. The 2005 Agency Agreement calls for the Company to pay cumulative transaction fees totaling not less than $250,000. As of September 30, 2007 the Company has paid transaction fees totaling $120,000 and remains committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company. On August 30, 2007, the Company modified the 2005 Agency Agreement to give the Company the right to engage a second investment banking firm on a limited basis.

On October 31, 2007, the Company entered into a Contract Termination Agreement and Release (the “Termination Agreement”), terminating the 2005 Agency Agreement. Concurrent with the execution of the Termination Agreement, the Company paid a termination fee of $104,000 thereby fully and forever releasing the Company from any and all obligations under the 2005 Agency Agreement.

On September 30, 2007 the Company entered into an agency agreement (the “2007 Agency Agreement”) with a second investment banking firm to act as the Company’s placement agent in connection with raising debt financing from a specific limited number of potential lenders. The Company paid a non-refundable engagement fee of $15,000 upon the execution of the 2007 Agency Agreement. The 2007 Agency Agreement also requires the Company to pay a non-refundable $10,000 retainer fee each month during the six-month term of the agreement. The engagement fee and retainer fees paid, which are recorded as deferred financing fees, shall be credited against any transaction fees payable to the investment banking firm upon the closing of certain debt financing transactions.

Certain officers of the Company hold a total of 1,793,035 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007.

As of September 30, 2007, the Company had a contingent liability to pay a former officer of TCG approximately $25,000 under the terms of a severance agreement (see above under the heading “Recent Developments”) payable upon the completion of certain acts by the former officer. The former officer satisfied the terms of the severance agreement in October 2007, at which time the Company paid the final $25,000 due under the terms of the agreement and recognized the expense.

The Company had no other off-balance sheet arrangements as of September 30, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on August 10, 2007:

1.	The re-election of Robert T. Chancellor and Troy A. Compton to the Company’s Board of Directors, each for a three-year term.

Robert T. Chancellor:	For – 8,559,711	Withheld – 1,412,001
Troy A. Compton	For – 8,866,990	Withheld – 1,404,722

2.	The ratification of the appointment of BKD, LLP to serve as the Company’s independent accountants for the first three quarters of the fiscal year ending December 31, 2007:

For – 9,178,046	Against – 552,469	Abstain – 541,197

3.
The ratification of the future appointment by the Board of Directors of the independent public accounting firm to be recommended by the Audit Committee to audit the Company’s annual consolidated financial statements for the fiscal year ending December 31, 2007:

For – 8,497,211	Against – 982,678	Abstain – 502,361	Broker Non-Votes – 289,462

ITEM 5. Other Information

None.

ITEM 6. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1 (a)	Corrected Trustee’s Amended Plan of Reorganization
2.2 (a)	Disclosure Statement for Trustee’s Amended Plan of Reorganization
3.1 (a)	First Amended and Restated Certificate of Incorporation
3.1.1 (a)	Certificate of Amendment to Certificate of Incorporation
3.2 (a)	Bylaws
3.2.1 (a)	Amendment to Bylaws
4.1 (a)	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust
10.1 (a)	Employment Agreement with Jerald L. Fenstermaker
10.1.1 (e)	Addendum to Employment Agreement with Jerald L. Fenstermaker
10.1.2 (g)	Extension of Employment Agreement with Jerald L. Fenstermaker
10.2 (a)	Investment Banking Agreement with Milestone Advisors, LLC
10.3 (a)	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan
10.4 (a)	Office Lease - 3058 East Elm
10.5 (b)	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer)
10.6 (b)	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer)
10.7 (b)	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller)
10.8 (b)	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates
10.9 (d)	Stock Grant Agreement dated January 9, 2006
10.10 (f)	Revolving Credit Loan and Security Agreement
10.11 (f)	Promissory Note
10.12 (f)	Stock Pledge Agreement
10.13 (f)	Warrant for 300,000 shares of common stock
10.14 (f)	Warrant for 200,000 shares of common stock
10.15 (f)	Warrant for 136,778 shares of common stock
10.16 (f)	Warrant for 91,185 shares of common stock
10.17 (h)	First Amendment to Revolving Credit Loan and Security Agreement
10.18 (h)	Amended and Restated Promissory Note
10.19 (h)	Management Shareholders Agreement
10.20 (h)	Employment Agreement with Jerald L. Fenstermaker
11.1	Statement Re: Computation of Per Share Earnings - See Note 8 to Condensed Consolidated Financial Statements
14.1 (c)	Code of Ethics
21.1 (a)	Subsidiaries
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(d) Incorporated by reference to the Company’s Current Report filed on Form 8-K on January 9, 2006 (File Number 000-51286).

(e) Incorporated by reference to the Company’s Current Report filed on Form 8-K on May 2, 2006 (File Number 000-51286).

(f) Incorporated by reference to the Company’s Current Report filed on Form 8-K on August 24, 2006 (File Number 000-51286).

(g) Incorporated by reference to the Company’s Current Report filed on Form 8-K on October 10, 2006 (File Number 000-51286).

(h) Incorporated by reference to the Company’s Current Report filed on Form 8-K on August 17, 2007 (File Number 000-51286)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date:	November 13, 2007	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date:	November 13, 2007	By:	/s/ Daniel F. Graham
Daniel F. Graham, Chief Financial Officer