Form 10KSB
period 2007-12-31
FREEDOM FINANCIAL GROUP INC
filed 2008-03-21
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
                                                                                                                               Yes ☐  No ☒

The issuer’s revenue for the year ended December 31, 2007 was $2,914,123.

The aggregate market value of the common stock held by non-affiliates (17,963,472 shares) as of March 21, 2008, is approximately $1,617,000.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 21, 2008, 19,922,543 shares of common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

TABLE OF CONTENTS

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

Business and Growth Strategy

Our goal is to increase the Company’s profitability and create long-term shareholder value through the following strategies:

1. Targeted Market and Product Focus: We target the sub-prime automobile financing market. The Company’s primary focus is establishing a point-of-sale automobile financing program (whereby the Company buys individual Installment Contracts at the time of the automobile sale) through select independent dealers of pre-owned automobiles in certain geographic markets. Our point-of-sale automobile financing program is currently marketed in Missouri, Illinois, Kansas, Oklahoma, Indiana and Tennessee; and in the Canadian provinces of Alberta, Manitoba, Ontario, and Saskatchewan through our wholly-owned Canadian subsidiary, TCG. As of December 31, 2007 approximately 88% of our Installment Contracts portfolio was comprised of automobile-secured Installment Contracts.
____________________________________________
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

The Installment Contracts we have acquired and that we anticipate continuing to acquire through our point-of-sale automobile financing program have the following general characteristics: a) principal balances between $5,000 and $25,000; b) maturities between 24 months and 60 months; c) interest rates at or near the maximum allowable by law, typically between 16% and 25%; d) obligors with credit scores between 475 and 575; e) loan-to-value ratios between 100% and 110%; and f) secured by vehicles one to eight years old. Independent dealers of pre-owned automobiles that generate Installment Contracts with characteristics similar to these are, and will continue to be, the primary focus of our marketing efforts and resources.

2. Expansion of Dealership Customer Base: We have established relationships with over 300 independent used car dealers, sales merchants and lease brokers in the regions in which we conduct our business. Our strategy requires us to increase the number of these Customers with which we do business and increase the volume of Installment Contracts we acquire from these Customers.

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
___________________________________________
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

4. Computerized Information Systems: Our business strategy includes implementation of state-of-the-art computer information systems. We believe that computer information systems can be a critical factor in the success of specialized consumer finance companies. We converted our loan accounting, servicing and collections software systems to an industry leading software system provided by Megasys, Inc. during 2006. We anticipate installing a “front-end” underwriting software system in the second quarter of 2008. This system will be fully integrated with our loan accounting and collections software and will:

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

Our underwriting guidelines for Installment Contracts acquired in the United States through our point-of-sale program include the following criteria:

(1)	Maximum principal balance of $25,000;
(2)	Maximum contract maturity of 60 months;
(3)	Minimum annual percentage rate of 16.0%;
(4)	Maximum age of vehicle of eight years;
(5)	Borrower’s income no less than $1,500 per month;

(6)	Borrower’s debt-to-income ratio no greater than 45%;
(7)	Borrower must have a minimum of one year at current residence or provide 3 years residence history; and
(8)	Borrower must have a minimum of one year at current employer or provide 3 years employment history.

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

7. Multiple Funding Sources: Maintaining liquidity will be a key to the ongoing success of our Company. Since January 1, 2003 the Company has funded the acquisition of its Installment Contracts with cash generated from its operations, from assets we acquired from the settlement of bankruptcy-related claims and with proceeds from a bank line of credit. The Company’s strategy is to cultivate multiple sources of funding so as to not be dependent upon a single source to meet its operating needs. The Company anticipates utilizing bank lines of credit, raising additional debt and equity capital, and eventually obtaining secondary market financing through either the sale or securitization of its Installment Contracts.

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

It is our policy to reverse all accrued interest receivable on Installment Contracts 91 days or more contractually past due. Additionally, all Installment Contracts 121 days or more contractually past due for which the collateral has not been assigned for repossession are charged off. Contracts for which the collateral has been assigned for repossession are charged off once the collateral has been sold and the recovery has been received, or when after a reasonable period of time it has been determined that the borrower has fled and the vehicle cannot be located. After an Installment Contract is charged off, we attempt to collect the deficiency balance. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or through exercise of other legal remedies as may be appropriate. In some cases, particularly where recovery is believed to be less likely, the Installment Contract may be assigned to a collection agency.

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

During 2007 the Company’s marketing efforts consisted primarily of building brand awareness throughout the regions in which we currently operate.

The Company presently does an insignificant amount of traditional advertising (i.e. radio, television, newspaper and magazine) and has no plans to change its utilization of such methods in the near future.

The Company solicits Customers for its direct loan program in Canada primarily through direct mailings to current or former borrowers who have a favorable payment history with the Company.

Taxation

FFG has approximately $30,000,000 of net operating loss carryforwards as of December 31, 2007 available to offset future United States federal corporate income taxes. FFG and TCG utilize a basic cost-sharing agreement to minimize TCG’s taxable income.

Employees

The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. At December 31, 2007 the Company had 27 full-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relationships with our employees.

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

Accumulated Deficit and Operating Losses

The Company had a substantial accumulated deficit as of December 31, 2007 of $5,041,509 and cumulative operating losses of $5,591,554 over the five year period ended December 31, 2007. We can give no assurances that the Company will show an operating profit at any time in the future.

Uncertain Return of Investment

An investment in our equity securities is subject to a high degree of risk. No one should purchase our equity securities that is not able to risk the loss of their entire investment.

Dependence on Key Personnel

The Company is dependent upon the services and business expertise of its executive officers. The loss of any one of these individuals could have a material adverse effect on the Company. Mr. Jerald L. Fenstermaker has served the Company as President and Chief Executive Officer since June 2001. Mr. J. Kevin Maxwell joined the Company in 2003 as Controller and is currently Interim Chief Financial Officer. Mr. Thomas M. Holgate was appointed as the Company’s Senior Vice President in December 2007. Mr. Fenstermaker has an employment agreement with the Company which allows him to terminate the agreement with 30 days’ written notice to the Company. Messrs. Maxwell and Holgate do not have employment agreements with the Company.

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

Reliance on Foreign Markets

Approximately one third of the Company’s revenues and operating cash flows are generated from our Canadian subsidiary. Any adverse regulatory or economic conditions impacting the Canadian markets in which we compete could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our principal U.S. operations at leased facilities at 3058 E. Elm Street, Springfield, MO 65802. This facility, under lease until July 31, 2008, is approximately 6,600 square feet and consists principally of office and document storage space. The Company pays approximately $3,500 per month for the use of these facilities.

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

ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. On November 1, 2006 the Company’s common stock began trading on the OTC Bulletin Board, under the symbol “FFGR”. Prior to such date, the Company’s common stock did not trade in a recognized trading market. The following table sets forth the high and low sales prices per share as reported by the OTC Bulletin Board for the periods shown:

	High	Low
November 1 – December 31, 2006	1.00	.20
January 1 – March 31, 2007	.30	.20
April 1 – June 30, 2007	.25	.12
July 1 – September 30, 2007	.15	.11
October 1 – December 31, 2007	.15	.07

Holders. As of December 31, 2007, there were approximately 2,900 holders of the Company’s common stock.

Dividends. The Company has not declared any dividends for the last two fiscal years. The Company currently anticipates that all of its earnings, if any, will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements and other factors deemed relevant by the Board of Directors. In addition, the Company’s line of credit agreement contains certain covenants restricting the Company’s ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans. The Company did not have any securities authorized for issuance under any equity compensation plans as of December 31, 2007.

Recent Sales of Unregistered Securities. The Company sold no unregistered securities during the fiscal year ended December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” and “expect,” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with business expansion; (ii) our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company; and (iii) the risk of adverse economic conditions lessening demand for our products.

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

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
December 31, 2007	88%

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

(2)	Minimizing the credit losses in the Installment Contracts portfolio; and

(3)
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

Selected Financial Data for the Years Ended December 31, 2007 and 2006

The following table presents selected information regarding our operations and financial condition during the past two fiscal years. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 7, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	2007	2006
Installment Contracts acquired during the year (total principal amount)	$7,543,220	$7,923,142
Purchase price of Installment Contracts Acquired	$7,138,444	$7,505,585
Percentage of dollar amount paid to principal balance acquired	94.63%	94.73%
Number of Installment Contracts acquired during the year	957	1,250
Average principal balance acquired	$7,882	$6,339

Results of Operations and Comparison for the Years Ended December 31, 2007 and 2006

Interest Income

Our consolidated interest income totaled $2,675,752 and $2,690,925 for the years ended December 31, 2007 and 2006, respectively. The following table presents information relative to the average balances and interest rates of our interest earning assets for the years ended December 31, 2007 and 2006, respectively.

	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,760,310	$2,620,030	24.35%	$10,618,323	$2,638,501	24.85%
Cash and cash equivalents	1,550,864	55,059	3.55%	1,376,615	51,048	3.71%
Notes receivable	4,778	663	13.87%	10,453	1,376	13.17%

Total	$12,315,952	$2,675,752	21.73%	$12,005,391	$2,690,925	22.41%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2006 and 2007 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases.

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

	For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$36,690	$(55,160)	$(18,470)
Cash and cash equivalents	6,047	(2,036)	4,011
Notes receivable	(792)	78	(714)

Total Interest Income	$41,945	$(57,118)	$(15,173)

Interest Expense

We incurred interest expense of approximately $265,000 and $76,000 during 2007 and 2006 respectively on the outstanding balance of our bank line of credit. We draw down on the line of credit to fund the purchase of Installment Contracts and to fund our operating activities when necessary.

Provision for Credit Losses

Our consolidated provision for credit losses increased from $1,326,762 in 2006 to $1,444,441 during 2007. This increase is primarily the result of losses incurred in our United States portfolio of Installment Contracts during 2007. As the Company continues to acquire Installment Contracts, and the average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses decreased $85,067, from $2,734,602 during 2006 to $2,649,535 during 2007 - a decrease of 3%. A summary of these expenses follows:

	2007	2006	Percent Change

Salaries and benefits	$1,547,576	$1,503,852	2.91%
Professional fees	368,304	458,625	-19.69%
Insurance	161,156	140,069	15.05%
Other	572,499	632,056	-9.42%
Total	$2,649,535	$2,734,602	-3.11%

Salaries and benefits increased as a result as a result of severance payments made to the former President of TCG offset by a decrease in the number of salaried individuals employed by the Company and a reduction in the amount of sales commissions paid during 2007. Professional fees decreased primarily as a result of legal and accounting fees incurred in 2006 in associated with the conversion of the Company’s preferred stock to common stock. Insurance expense increased as a result of higher insurance premiums experienced in 2007 caused by an increase to the coverage limit of our directors and officers’ liability insurance policy. Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, travel and stockholder relations. Other operating expenses decreased primarily as a result of a decrease in stockholder relations expenses in 2007 as compared to 2006. The Company recognized certain credits in 2007 against professional fees related to the conversion of the Company’s preferred stock that were charged to operations during 2006, which reduced stockholder relations expenses for 2007 as compared to 2006.

Our growth plan, if achieved, will cause our operating expenses to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during 2007 was approximately $673 per contract as compared to $858 for the year ended December 31, 2006. This average acquisition cost is significantly impacted by the Company’s book-to-look ratio. For the year ended December 31, 2007, the Company’s book-to-look ratio was 5.9% compared to 7.5% for the year ended December 31, 2006. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our Customers to send the Company only those credit applications that have a high probability of being approved by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the year ended December 31, 2007 was $20.23 per serviced contract as compared to $21.68 during the year ended December 31, 2006. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay any outside agencies to engage in collection efforts.

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

Comparison of Financial Condition at December 31, 2007 and 2006

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $7,543,220 and $7,923,142 of Installment Contracts during the years ended December 31, 2007 and 2006, respectively. We invested cash of approximately $7,190,000 and $7,580,000, respectively (including payments of dealer reserves and dealer holdbacks), to acquire these contracts. This decline is attributed to a tightening of our underwriting criteria in our domestic operations which we initiated in August 2005 and cash liquidity constraints which continued through the fourth quarter of 2007.

As a result of principal payments collected on outstanding contracts and increases to our allowance for credit losses, our portfolio of Installment Contracts, net of allowances for credit losses, increased slightly from $9,676,164, net of an allowance for credit losses of $720,967, at December 31, 2006, to $9,677,815, net of an allowance for credit losses of $811,376, at December 31, 2007.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of December 31, 2007 and 2006, respectively, follows:

	December 31, 2007			December 31, 2006
	United States	Canada	Total	United States	Canada	Total
Automobiles	8,315,799	1,198,809	9,514,608	7,692,121	1,418,247	9,110,368
Equipment leases	-	207,054	207,054	-	379,003	379,003
Bulk food	-	283,918	283,918	-	420,208	420,208
Other	-	857,037	857,037	-	875,745	875,745
Total	8,315,799	2,546,818	10,862,617	7,692,121	3,093,203	10,785,324

Less
Unearned discount	302,992	70,434	373,426	273,457	114,736	388,193
Allowance for credit losses	670,222	141,154	811,376	551,192	169,775	720,967
Net	$7,342,585	$2,335,230	$9,677,815	$6,867,472	$2,808,692	$9,676,164

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of December 31, 2007 and 2006, respectively:

	December 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,315,799	100%	$2,546,818	100%	$10,862,617	100%

Period of delinquency:
31 - 60 days	860,278	10.34%	66,197	2.60%	926,475	8.53%
61 - 90 days	290,704	3.50%	34,582	1.36%	325,286	2.99%
91 – 120 days	137,936	1.66%	18,243	0.72%	156,179	1.44%
121+ days	122,776	1.48%	-	0.00%	122,726	1.13%

Total	$1,411,694	16.99%	$119,022	4.68%	$1,530,716	14.09%

	December 31, 2006
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$7,692,121	100%	3,093,203	100%	10,785,324	100%

Period of delinquency:
31 - 60 days	748,375	9.73%	109,720	3.55%	858,095	7.96%
61 - 90 days	462,508	6.01%	76,418	2.47%	538,926	5.00%
91 – 120 days	266,282	3.46%	61,657	1.99%	327,939	3.04%
121+ days	-	0.00%	-	0.00%	-	0.00%

Total	$1,477,165	19.20%	$247,795	8.01%	$1,724,960	15.99%

The following table sets forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the years ended December 31, 2007 and 2006, respectively:

	2007			2006
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of year	$8,012,807	$2,476,384	$10,489,191	$7,418,665	$2,978,466	$10,397,131

Installment Contracts, net of unearned discounts, average during the year (1)	8,027,269	2,733,041	10,760,310	7,076,286	3,542,037	10,618,323

Gross charge-offs	1,853,762	248,186	2,101,948	1,245,062	316,808	1,561,870
Recoveries	639,482	75,604	715,086	454,321	91,751	546,072

Net charge-offs	$1,214,280	$172,582	$1,386,862	$790,741	$225,057	$1,015,798

Net charge-offs as a % of avg. contracts during the year	15.13%	6.31%	12.89%	11.17%	6.35%	9.57%

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

Our allowance for credit losses was $811,376 at December 31, 2007 compared to $720,967 at December 31, 2006. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 7.74% at December 31, 2007 and 6.93% at December 31, 2006.

During the year ended December 31, 2007 our outstanding net Installment Contracts increased $92,060. This increase was composed of a $378,048 increase in Installment Contracts secured by automobiles offset by a $285,988 decrease in all other Installment Contracts. The $378,048 increase in automobile-secured Installment Contracts was comprised of a $142,411 decrease in Installment Contracts acquired through bulk purchases, a $736,552 increase in Installment Contracts acquired through our U.S. point-of-sale program and a $216,093 decrease in automobile-secured Installment Contracts acquired by our Canadian subsidiary, TCG.

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

During the year ended December 31, 2007, we experienced net charge-offs of $1,386,862 which represented 12.89% of our average outstanding Installment Contracts. During the year ended December 31, 2006 we experienced net charge-offs of $1,015,799 which represented 9.57% of our average outstanding Installment Contracts. As a result of this increase in net charge-offs, we provided for a specific increase to our allowance for credit losses. During 2006 and most of 2007 it was the Company’s policy to fully charge off repossessions that were less than 120 days contractually past due and estimate collateral recovery value which was recorded as Repossessed Assets on the consolidated balance sheet. During the quarter ended December 31, 2007 the Company changed this policy and began to charge off any loan more than 120 day contractually past due as of the end of any calendar month, unless the collateral securing the loan has been 1) designated for repossession or 2) has been repossessed but not yet sold. A loan for which the collateral has been repossessed is charged off at the time the recovery proceeds from the collateral liquidation are received.

Based on the analyses we performed related to the allowance for credit losses as described above and under “Critical Accounting Policies, Judgments and Estimates,” we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of December 31, 2007.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2007 and 2006, respectively.

	2007			2006
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of year	$551,192	$169,775	$720,967	$199,558	$212,670	$412,228

Charge-offs	(1,853,762)	(248,186)	(2,101,948)	(1,245,062)	(316,808)	(1,561,870)
Recoveries	639,482	75,604	715,086	454,322	91,749	546,071

Net charge-offs	(1,214,280)	(172,582)	(1,386,862)	(790,740)	(225,059)	(1,015,799)

Provision for credit losses	1,333,310	111,131	1,444,441	1,142,374	184,388	1,326,762

Effect of foreign currency translation	-	32,830	32,830	-	(2,224)	(2,224)

Balance at end of year	$670,222	$141,154	$811,376	$551,192	$169,775	$720,967

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $14,000,000 (roughly 2,500 Installment Contracts) during 2008. We expect to pay between 92% and 96% of the outstanding principal balance for these Installment Contracts, or a total of approximately $13,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow and bank financing.

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

The Company began 2007 with $1,276,994 cash on hand and ended the year with $1,857,695. During 2007 the Company’s operating activities provided $467,784 cash. We invested approximately $7,186,000 to acquire Installment Contracts and collected principal payments on our Installment Contracts of approximately $6,096,000.

Capital expenditures for 2007, primarily for computers, office equipment and software, totaled $6,742.

We paid financing fees totaling approximately $150,000 during 2006 in connection with securing a bank line of credit. We borrowed approximately $1,084,000 and $420,000 under the line of credit during 2007 and 2006 to fund our working capital and general corporate needs. See discussion of our revolving credit loan agreements below.

The Company has no material commitments for capital expenditures as of December 31, 2007. However, the Company anticipates making significant investments in its underwriting software systems over the next twelve months. The Company expects to spend approximately $100,000 upgrading these systems. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

During 2005, the Company hired Flagstone Securities (“Flagstone”), an investment banking firm, to act as the Company’s exclusive placement agent in connection with raising additional debt and/or equity capital. The work performed by Flagstone Securities on our behalf during the fourth quarter of 2005 lead the Company to several conclusions:

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

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount was limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matured on August 18, 2007.

On August 6, 2007 the Company received an unqualified commitment from Heartland to extend the maturity date of the revolving credit loan and security agreement to February 1, 2008. The Company incurred fees totaling approximately $10,000 in connection with the extension. These fees were recorded as deferred financing fees to be amortized to interest expense over the term of the extension. This line of credit was paid in full on January 31, 2008 with the proceeds of a line of credit obtained from ReMark Lending Co. See below for further discussion of the ReMark line of credit.

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

The loan agreement contains covenants, among other, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was in compliance with all covenants as of December 31, 2007.

Upon closing of the line of credit the Company issued warrants (to Flagstone and to Heartland) to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per share and up to 291,185 shares at an exercise price of $0.70 per share. The warrants expire in August 2011 and are subject to certain anti-dilution protections. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto.

On October 31, 2007, the Company mutually entered into a Contract Termination Agreement and Release (the “Termination Agreement”) with Flagstone Securities, terminating the October 10, 2005 agency agreement (the “Agency Agreement”) between the parties. At the time of the termination the Company had paid the investment banking firm transaction fees totaling $120,000 and was committed to pay an additional $130,000 upon consummation of a financing transaction or cancellation of the agreement by the Company. Pursuant to the Termination Agreement, the Company paid a termination fee of $104,000 thereby fully and forever releasing the Company from any and all obligations under the Agency Agreement

During 2007 the Company engaged FalconBridge Capital (“FalconBridge”) as its investment banker. As of December 31, 2007, the Company was working with FalconBridge to obtain additional equity or debt financing in an amount up to $15,000,000. As a result, on January 31, 2008, the company entered into a Revolving Credit Loan and Security agreement (the "Loan Agreement") with ReMark Lending Co. a division of ReMark Capital Group, LLC. (the “Lender”) for a line of credit of up to $15,000,000 (the "Loan").  At the closing, which occurred on the same date, the Company executed and delivered to the Lender a promissory note in the principal amount of $15,000,000 (the "Note"), bearing interest at the greater of 6.00% or prime rate (currently 6.00%), plus 2.00%, adjusted daily.  Under the terms of the Note, the Company is required to make monthly payments of interest, fees, and principal (if a borrowing base deficiency with respect to principal exists), with the entire principal balance and accrued interest due two years from the Loan closing date.  The amount due under the Note may be accelerated upon a default by the Company, which includes failure to make a payment when it is due.  As security for the Note, the Company granted the Lender a security interest in all assets of the Company.  The Company’s existing balance of its line of credit with Heartland Bank was paid in full with the initial proceeds of the line.

In connection with the Loan Agreement, the Company entered into an agreement to issue to the Lender at the time of or before the second borrowing on the line occurs, warrants to purchase 700,000 shares of common stock for five years at an exercise price of $0.35 per share. These warrants were issued on February 22, 2008.

The Company paid ReMark a $150,000 structuring fee and pursuant to its agreement with FalconBridge Capital, the Company paid FalconBridge a transaction fee of $300,000, less $55,000 of fees the Company had previously paid, with the initial proceeds of the line of credit.

During 2007, pursuant to the terms of the severance between the Company and Mr. James K. Browne, the Company made severance payments to Mr. Browne totaling approximately $100,000. $12,303 of the $100,000 was allocated to the 139,458 shares of the Company’s common stock the Company received from Mr. Browne as part of the severance agreement. The 139,458 shares of common stock were returned to the Company’s treasury.

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

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its Customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and Customers generally have up to 30 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling $996,576 as of December 31, 2007. Typically, the Company funds between 25% and 35% of its outstanding commitments.

The Company’s agreement with FalconBridge required the Company to pay total aggregate transaction fees of not less than $300,000. As of December 31, 2007 the Company had paid to FalconBridge fees totaling $45,000. An additional $10,000 in fees were paid in January, 2008 and the amount remaining was paid in full on January 31, 2008 upon consummation of the financing transaction with ReMark Lending Co.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Future minimum payments of $35,564 are due in 2008 under these noncancelable operating leases as of December 31, 2007.

Certain officers of the Company hold a total of 1,928,035 shares of the Company’s common stock, all or a portion of which, the Company may be required to re-purchase at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s form 8-K filed on August 16, 2007; Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 16, 2007; and Management Shareholder’s Agreement filed as an exhibit the Form 8-K filed on December 20, 2007 by the Company.

The Company had no other off-balance sheet arrangements as of December 31, 2007.

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

During 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

The Company’s Management accepts responsibility for establishing and maintaining adequate internal controls over financial reporting. The Company’s management has conducted an evaluation of its internal controls over financial reporting. As of December 31, 2007, the Company has concluded that its system of internal controls is effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The following table sets forth the name, age and position of each person who serves as a director or executive officer of the Company as of December 31, 2007.

Name	Age	Position	Elected / Appointed to Board	Board Term Expires

Jerald L. Fenstermaker	65	Director, President and Chief Executive Officer	2003	2009
Robert T. Chancellor	71	Director	2003	2010
Troy A. Compton	77	Director	2003	2010
Stephen J. Gore	60	Director	2005	2008
Vernon S. Schweigert	69	Director, Chairman	2003	2008
Daniel F. Graham	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	_	_
Thomas M. Holgate	40	Senior Vice President	_	_

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

Daniel F. Graham. Mr. Graham has served as Chief Financial Officer of the Company since joining the Company in January 2002. Mr. Graham has also served as Treasurer and Secretary of the Company since January 1, 2003. From 1990 through 1996, Mr. Graham served primarily financial institutions and public companies during his tenure with McGladrey & Pullen, LLP, a national public accounting firm. Mr. Graham left the firm as a Senior Manager in December 1996. From April 1997 to February 1999, Mr. Graham was employed in various financial management positions with DT Industries, Inc., a publicly-traded global manufacturer of capital goods equipment. Mr. Graham also held the position of Vice President, Finance and Administration for Springfield Builders, Inc., a Missouri-based general contractor. Mr. Graham is a Certified Public Accountant and a graduate of Oklahoma State University. Effective February 1, 2008, Mr. Graham resigned as the Company’s Secretary/Treasurer and Chief Financial Officer.

Thomas M. Holgate. Mr. Holgate was named Senior Vice President of Operations for Freedom Financial Group in December 2007. He is an eighteen year veteran of the consumer financial services industry who holds a BA degree in Finance from Augustana College, and an MBA from the University of Iowa. His career began with American General Financial Group, where he held Branch Manager and District Manager positions from 1991 to 1999. From 1999 - 2002 he co-created and managed a centralized collections operation for Wells Fargo Financial in Urbandale, IA. In 2002 he was appointed Vice President of Operational Risk for Wells Fargo Financial subsidiaries in the United States, Canada, Puerto Rico & Central America, a position he held until 2006. In 2006 he was named Vice President, Collections Operations for Wells Fargo Auto Finance, where he oversaw large scale centralized collections operations in multiple locations.

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

Compensation Committee. Messrs. Chancellor, Compton, Gore and Schweigert are the current members of the Compensation Committee of the Board of Directors. Mr. Chancellor serves as the committee chairman. The Compensation Committee oversees the Company’s overall compensation plan and approves the compensation for all executive officers.

Nominating Committee. Messrs. Chancellor and Compton are the current members of the Nominating Committee of the Board of Directors. Mr. Compton serves as the committee chairman. The Nominating Committee is responsible for nominating candidates for election, or appointment, as appropriate, to the Company’s Board of Directors when vacancies exist.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers, and persons who beneficially own more than ten percent (10%) of any class of the Company's outstanding equity securities file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of equity securities. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. We believe, based on a review of the copies of such reports furnished to the Company, that all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied as of December 31, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table presents the compensation of our Chief Executive Officer and our other executive officers for the last two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jerald L. Fenstermaker	2007	$185,000	$-	$-	$-	$185,000
President and Chief Executive Officer	2006	$197,748	$-	$3,473	$-	$201,221

Daniel F. Graham	2007	$150,000	$-	$-	$-	$150,000
Executive Vice President and Chief Financial Officer	2006	$160,337	$-	$992	$-	$161,329

James K. Browne	2007	$217,500	$-	$-	$9,780	$134,363
Vice President; President and COO of TCG	2006	$134,363	$-	$347	$13,629	$148,339

Thomas M. Holgate	2007	$2,500	$-	$12,150	$-	$14,650
Senior Vice President
	2006	$-	$-	$-	$-	$-

Notes:

(1)	Approximately $13,500 of Mr. Fenstermaker’s 2005 annual salary was deferred at the request of the Board of Directors and paid during 2006.

(2)	Approximately $11,000 of Mr. Graham’s 2005 annual salary was deferred at the request of the Board of Directors and paid during 2006.

(3)	Mr. Browne’s 2007 Salary includes approximately $100,000 paid pursuant to the terms of the severance between the Company and Mr. Browne.

(4)
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

(5)
In association with his employment with the company in December 2007, Holgate was granted 135,000 shares of common stock. These shares were valued at $.09 per share, the price of the most recent transaction at the time of the grant.

(6)	With respect to Mr. Browne, his “Other Annual Compensation” for 2006 and 2007 consisted of a company-paid automobile allowance.

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis is intended to provide an understanding of our executive compensation philosophy, plans and practices and provide context for understanding and evaluating the more specific compensation information in the tables and related disclosures shown in this section.

Oversight of Executive Compensation Program

The Compensation Committee is an appointed committee of the Board of Directors consisting of not less than three independent board members and led by an elected Chairman. Pursuant to the Charter of the Compensation Committee each member meets the standards for “director independence” as that term is used in the NASDAQ Marketplace Rules.

The Compensation Committee reviews the compensation programs of our Chief Executive Officer and other executive officers and recommends certain compensation arrangements for these officers to the Board of Directors for its consideration and approval. The Committee’s mission is to assure that our compensation policies and practices are consistent with our corporate values and compensation philosophy and support the successful recruitment, development, motivation and retention of executives who are focused on achieving our business objectives and optimizing the long-term financial returns to our stockholders.

Compensation Philosophy and Objectives

Our compensation philosophy is to (i) provide a compensation program that attracts, motivates and retains high-caliber managerial talent, (ii) offer compensation opportunities that are competitive with those provided by other comparable public and private companies, (iii) create incentive compensation opportunities that emphasize the importance of achieving both short-term performance measures (e.g., annual operating income targets) and long-term strategic goals, and (iv) sponsor incentive pay programs which are linked to stockholder value.

In determining executive compensation, the Committee’s objectives include 1) attracting qualified executives who can assist in achieving our corporate objectives; 2) structuring our compensation programs so at to be competitive with the compensation practices of similarly situated companies; 3) motivating our executive officers to perform at their highest levels; and 4) retaining those individuals with the leadership skills and abilities necessary for building long-term value.

Role of Chief Executive Officer and Outside Compensation Consultants

The Compensation Committee reviews and approves the compensation programs for all executive officers subject to review and approval by the Board of Directors. The Chief Executive Officer confers with the Compensation Committee in determining the compensation for all executive officers other than himself.

The Compensation Committee engaged an outside compensation consultant, Pearl Meyer and Partners, during 2006 to assist the Committee in making compensation decisions with respect to the Company’s executive officers. Pearl Meyer and Partners was chosen based on their experience in compensation matters of similarly situated companies.

Compensation Elements and Determination of Compensation

Our executive compensation program has four primary elements: base salary, cash bonus incentives, long-term equity incentives, and retirement, health and welfare benefits. We believe these components work in unison to provide a reasonable total compensation package for our executive officers.

Base Salary
The Compensation Committee provides cash compensation to meet competitive practices and help assure that the Company retains qualified executives. Payment of compensation in the form of base salary also allows the Company to accurately budget for this element of compensation expense. The Committee looks to target base salaries at a particular level within a peer group to remain competitive in the marketplace. Base salaries are also set to reflect the specific needs of the Company, be comparable and consistent within the Company and reflect the requirements demanded of each respective position.

Individual salaries for executive officers are reviewed annually, and adjusted from time to time to take into account outstanding performance, promotions and current marketplace practices. The Committee has also reviewed external market studies of the compensation practices of similarly situated companies to verify that the salaries paid to our executive officers are competitive and reasonable.

None of the executive officers received an increase in their respective base salaries in 2007. Mr. Fenstermaker’s annual base salary in 2007 and 2006 was $185,000, Mr. Graham’s annual base salary in 2007 and 2006 was $150,000 and Mr. Browne’s annual base salary in 2007 and 2006 (expressed in Canadian dollars) was $150,000. Mr. Holgate’s annual 2007 base salary was $130,000. He was appointed as the Company’s Sr. Vice President on December 17, 2007.

Cash Bonus Incentives
The Company pays annual cash bonuses to executive officers based on objective performance criteria and on a subjective assessment of the Company’s overall performance, the individual performance of each executive and other relevant factors. Awards earned under the annual cash bonus incentive program are contingent upon employment with the Company through the date on which the incentive payment is made.

None of the executive officers received a cash bonus in 2007.

Long-Term Incentives
Long-term equity incentives are designed to focus attention on the Company’s long-range objectives and future returns to our stockholders, and are presently delivered to our executive officers through the granting of restricted stock. We believe that awards of restricted stock serve as an effective long-term incentive for executive officers that encourage them to remain with the Company and to excel in their performance, and more closely align each executive’s compensation with the long-term financial returns to our stockholders.

Each executive officer received shares of restricted common stock in January 2006 pursuant to the terms of the Stock Grant Agreement described below under the heading Stock Grants to Management.

Retirement, Health and Welfare Benefits
The Company offers a variety of health and welfare benefit programs to all eligible employees. Our executive officers generally are eligible to participate in these programs on the same basis available to all eligible employees. Our health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include company-paid group health and basic life insurance and employee-paid group dental insurance.

The Company does not currently offer its employees, including our executive officers, any retirement benefits.

Regulatory and Tax Implications of Executive Compensation

Income Tax Considerations
Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), unless various conditions are met that enable compensation to qualify as “performance-based,” the annual compensation paid to any of our named executive officers will be tax-deductible only to the extent that it does not exceed $1,000,000. The Compensation Committee generally intends that compensation paid by us will be tax-deductible. However, it may choose to pay nondeductible compensation if it deems it necessary or desirable to attract, retain and reward the executive talent necessary to our success.

Accounting Considerations
We are required to treat restricted stock grants as an expense under Financial Accounting Standards Board Statement No. 123(R), Share Based Payment. The Compensation Committee took this into account in entering into the January 2006 Stock Grant Agreement.

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

On August 16, 2007 the Company entered into a new agreement concerning the shares of Common Stock owned by the Management Shareholders which superseded all prior agreements between the parties and which rescinded and terminated all prior agreements between the parties pertaining to the Management Shareholders' shares of Common Stock in the Corporation. Under this agreement, which James K. Browne was not a party to as a result of his resignation in 2007, Management agreed to certain conditions and restrictions on both the 2006 Shares and the 2003 Shares:

•
Management agreed that 50% of the 2006 Shares issued to them would be automatically forfeited on January 9, 2009, if by that date the Corporation had not raised $10,000,000 debt or equity capital (the “Required Capital”), and Management may not sell any 2006 Shares so long as any risk of forfeiture exists.

•
Management Shareholders agreed to relinquish any rights to receive dividends or proceeds from the liquidation of the Corporation until (i) the receipt by the Corporation of the Required Capital, or (ii) January 10, 2009, whichever first occurs, and Management will not sell any 2003 Shares or any 2006 Shares so long as the restriction on the right to receive dividends or proceeds from liquidation continues.

•	Management may not sell any 2003 Shares or any 2006 Shares prior to six (6) months after the raising of $10,000,000 capital.

As inducement for and pursuant to Thomas Holgate’s appointment as Senior Vice President, on December 17, 2007, the Company and Mr. Holgate entered into a Management Shareholder Agreement. The terms of the Agreement provided that the Company transfer 135,000 shares of stock in the Company to Mr. Holgate. The Agreement placed various restrictions and conditions on the Shares: (1) he will forfeit fifty percent (50%) of the Shares issued if the Company has not raised $10,000,000 from one or more solvent investors or lenders on or before January 9, 2009; (2) he relinquished rights to receive dividends or proceeds from the liquidation of the Company until the earlier of the date of receipt of the Required Capital or January 10, 2009; (3) he may not sell any of the Shares so long as restrictions (1) and (2) remain in place; and (4) he may not sell any of the shares prior to six months after the Required Capital has been raised or January 10, 2009, whichever is earlier.

Employment Agreements. Mr. Fenstermaker is employed as the Company’s President under the terms of an employment agreement effective from August 16, 2007 through January 9, 2009. The employment agreement calls for Mr. Fenstermaker to be paid an annual base salary of $185,000, normal and customary fringe benefits and nominal severance benefits in the event of termination without cause. The Agreement can be terminated with 30 days’ written notice by either party. None of the Company’s other executive officers are subject to employment agreements.

Director Compensation. Each director who is not an employee of the Company is eligible to receive a fee of $1,000 per regularly scheduled Board of Directors meeting attended. No compensation is paid for attending committee meetings. All directors are entitled to reimbursement of reasonable fees and expenses incurred in connection with attendance at Board and committee meetings. No stock or stock options are provided as compensation to directors. The following table presents all compensation paid to each of our directors during 2007:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert T. Chancellor	$11,000	$-	$11,000

Troy A. Compton	$12,000	$-	$12,000

Stephen J. Gore	$12,000	$-	$12,000

Vernon S. Schweigert (1)	$12,000	$9,901	$21,901

Note:

(1) With respect to Mr. Schweigert, his “All Other Compensation” consisted of reimbursement of travel expenses incurred in attending the Company’s Annual Meeting of Stockholders and meetings of the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners. The following tables set forth the beneficial ownership by any person of more than five percent (5%) of any class of the Company’s voting securities as of March 21, 2008:

Security Ownership as of March 21, 2008
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares	7.0%

Security Ownership of Management. The following tables set forth the beneficial ownership by directors and executive officers of each class of the Company’s equity securities as of March 21, 2008:

Security Ownership as of March 21, 2008
Title of Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common	Jerald L. Fenstermaker 3058 East Elm Street, Springfield, MO 65802	1,394,583 shares	7.0%
Common	Daniel F. Graham 3058 East Elm Street, Springfield, MO 65802	398,452 shares	2.0%
Common	Thomas M. Holgate 3058 East Elm Street, Springfield, MO 65802	135,000 shares	0.7%
Common	Troy A. Compton 3058 East Elm Street, Springfield, MO 65802	22,686 shares	0.1%
Common	Robert T. Chancellor 3058 East Elm Street, Springfield, MO 65802	3,892 shares	less than 0.1%
Common	Directors and Officers as a Group	1,954,613 shares	9.8%

Changes in Control - There are no arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Promoters. The Company’s promoters are Mr. Fenstermaker and Mr. Schweigert.

During the past five years Mr. Fenstermaker has received the following as compensation for his services as President and CEO the Company:

Year	Items of Value Received by Promoter
2003	$200,000; 700,000 shares of common stock of the Company
2004	$205,833
2005	$184,944
2006	$197,748
2007	$185,000

During the past five years Mr. Schweigert, either personally or through his company, Biltmore Associates, received the following compensation for bankruptcy trustee services, Board of Directors meeting fees, and reimbursement for travel expenses:

Year	Items of Value Received by Promoter
2003	$149,802
2004	$30,733
2005	$5,215 for reimbursement of travel expenses incurred by Mr. Schweigert in attending the Company’s Annual Meeting of Stockholders and Board of Directors Meetings
2006
$4,068 for reimbursement of travel expenses incurred by Mr. Schweigert in attending the Company’s Annual Meeting of Stockholders and Board of Directors Meetings and $12,750 for Board of Director’s meeting fees.

2007
$9,901 for reimbursement of travel expenses incurred by Mr. Schweigert in attending the Company’s Annual Meeting of Stockholders and Board of Directors Meetings and $12,000 for Board of Director’s meeting fees.

No assets have been acquired nor are any assets to be acquired by the Company from any of its promoters.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)
10.1	Employment Agreement with Jerald L. Fenstermaker (1)
10.1.1	Addendum to Employment Agreement with Jerald L. Fenstermaker (5)
10.1.2	Extension of Employment Agreement with Jerald L. Fenstermaker (7)
10.2	Investment Banking Agreement with Milestone Advisors, LLC (1)
10.3	Unanimous Consent of the Board of Directors Adopting Executive Management Stock Bonus Plan (1)
10.4	Office Lease – 3058 East Elm (1)
10.5	Purchase and Sale Agreement, dated April 7, 2003, between Freedom Financial Group, Inc. (as Seller) and The Cadle Company (as Buyer) (2)
10.6	Commercial Real Estate Purchase Contract, dated May 9, 2003, between Freedom Financial Group, Inc. (as Seller) and New Life Church of God (as Buyer) (2)
10.7	Real Estate Sale Contract, dated June 4, 2003, between Donald D. Bass and Don. W. Bass (as Buyers) and Freedom Financial Group, Inc. (as Seller) (2)
10.8	Application and Order by Bankruptcy Court Approving Employment of Biltmore Associates (2)
10.9	Stock Grant Agreement dated January 9, 2006 (4)
10.10	Revolving Credit Loan and Security Agreement (6)
10.11	Promissory Note (6)
10.12	Stock Pledge Agreement (6)
10.13	Warrant for 300,000 shares of common stock (6)
10.14	Warrant for 200,000 shares of common stock (6)
10.15	Warrant for 136,778 shares of common stock (6)
10.16	Warrant for 91,185 shares of common stock (6)
10.17	First Amendment to Revolving Credit Loan and Security Agreement (8)
10.18	Amended and Restated Promissory Note (8)
10.19	Management Shareholders Agreement (8)
10.20	Employment Agreement with Jerald L. Fenstermaker (8)
10.21	Management Shareholders Agreement (9)
10.22	Revolving Credit Loan and Security Agreement (10)
10.23	Promissory Note (10)
10.24	Warrant Agreement (11)
10.25	Warrant for 700,000 shares of common stock (11)
11.1	Statement Re: Computation of Per Share Earnings - See Note 9 to Condensed Consolidated Financial Statements
14.1	Code of Ethics (3)
21.1	Subsidiaries (1)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8) Filed as an Exhibit to the Company’s Form 8-K filed on August 17, 2007, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company’s Form 8-K filed on December 20, 2007, and incorporated herein by reference.

(10) Filed as an Exhibit to the Company’s Form 8-K filed on February 5, 2008, and incorporated herein by reference.

(11) Filed as an Exhibit to the Company’s Form 8-K filed on February 28, 2008, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weaver and Martin, LLC, Certified Public Accountants, audited our consolidated financial statements as of December 31, 2007. BKD, LLP Certified Public Accountants audited our consolidated financial statements as of December 31, 2006.

Audit Fees
The aggregate audit fees billed during the years ended December 31, 2007 and 2006 by BKD, LLP for professional services rendered were $60,705 and $64,725, respectively. These services were rendered in connection with the audit of our December 31, 2006 and 2005 consolidated financial statements.

Audit-Related Fees
We were not billed for any audit-related services during the years ended December 31, 2007 and 2006.

Tax Fees
Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $8,500 and $8,500 during the years ended December 31, 2007 and 2006, respectively.

All Other Fees
We did not pay for any other professional accounting fees during the years ended December 31, 2007 and 2006, respectively.

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

Date: March 21, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerald L. Fenstermaker	Date: March 21, 2008
Jerald L. Fenstermaker, President,
Chief Executive Officer, and Director

/s/ J. Kevin Maxwell	Date: March 21, 2008
J. Kevin Maxwell, Interim Chief Financial Officer

/s/ Thomas M. Holgate	Date: March 21, 2008
Thomas M. Holgate, Sr. Vice President

/s/ Troy A. Compton	Date: March 21, 2008
Troy A. Compton, Director

/s/ Vernon S. Schweigert	Date: March 21, 2008
Vernon S. Schweigert , Director

/s/ Robert T. Chancellor	Date: March 21, 2008
Robert T. Chancellor, Director

/s/ Stephen J. Gore	Date: March 21, 2008
Stephen J. Gore, Director

FREEDOM FINANCIAL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Weaver and Martin, LLC

Kansas City, Missouri
March 21, 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Group, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri
March 15, 2007

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets

Cash and cash equivalents	$1,857,695	$1,276,994
Finance receivables, net	9,677,815	9,676,164
Repossessed assets	—	326,185
Accrued interest receivable	124,980	131,428
Property and equipment, net	274,426	277,181
Deferred financing fees	76,365	112,290
Other assets	17,861	21,753

Total assets	$12,029,142	$11,821,995

Liabilities and Stockholders’ Equity

Liabilities
Bank line of credit	$1,503,567	$419,309
Accounts payable	20,489	15,867
Accrued expenses	32,838	107,147
Accrued compensation costs	58,112	53,903
Dealer holdbacks	26,388	48,895
Dealer reserves	24,993	37,873

Total liabilities	1,666,387	682,994

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 19,927,001 issued; 19,922,543 and 19,927,001 outstanding at December 31, 2007 and 2006, respectively	1,993	1,993
Additional paid-in capital	13,802,873	13,802,633
Retained earnings (deficit)	(5,041,509)	(3,596,479)
Accumulated other comprehensive income	1,599,791	930,854
Treasury stock, at cost; 4,458 and 0 shares at December 31, 2007 and 2006 respectively	(393)	—

Total stockholders’ equity	10,362,755	11,139,001

Total liabilities and stockholders’ equity	$12,029,142	$11,821,995

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

Revenues
Interest income	$2,675,752	$2,690,925
Recovery of charged-off finance receivables	59,372	43,332
Other income	178,999	253,249

Total revenues	2,914,123	2,987,506

Interest Expense	265,177	75,651

Revenues after Interest Expense	2,648,946	2,911,855

Provision for Credit Losses	1,444,441	1,326,762

Net Revenues After Provision for Credit Losses	1,204,505	1,585,093

Operating Expenses	2,649,535	2,734,602

Operating Loss	(1,445,030)	(1,149,509)

Nonoperating Income, Other	—	—

Loss Before Income Taxes	(1,445,030)	(1,149,509)

Provision for Income Taxes	—	—

Net Loss	$(1,445,030)	$(1,149,509)

Basic and Diluted Loss Per Share	$(0.07)	$(0.09)

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 and 2006

	Redeemable					Accumulated
	Convertible			Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance, December 31, 2005	$13,798,817	9,965,759	$997	$0	$(2,446,970)	$947,188	$0	$12,300,032

Net loss	—	—	—	—	(1,149,509)	—	—	(1,149,509)

Foreign currency translation adjustment	—	—	—	—	—	(16,334)	—	(16,334)

Comprehensive loss	—	—	—	—	—	—	—	(1,165,843)

Stock Grant		962,493	96	4,716	—	—	—	4,812

Preferred Stock Conversion	(13,798,817)	8,998,749	900	13,797,917	—	—	—	—

Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$0	$11,139,001

Net loss	—	—	—	—	(1,445,030)	—	—	(1,445,030)

Foreign currency translation adjustment	—	—	—	—	—	668,937	—	668,937

Comprehensive loss	—	—	—	—	—	—	—	(776,093)

Purchase of treasury stock	—	(139,458)	—	—	—	—	(12,303)	(12,303)

Stock Grant	—	135,000	—	240	—	—	11,910	12,150

Balance, December 31, 2007	$0	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006

Operating Activities
Net loss	$(1,445,030)	$(1,149,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	49,345	47,971
Provision for credit losses	1,444,441	1,326,762
Accretion of deferred contract purchase discounts	(375,055)	(530,621)
Recovery of charged-off finance receivables	716,421	411,797
Stock grant expense	12,150	4,812
Amortization of deferred financing fees	121,231	67,374
Changes in
Other assets	14,376	(5,258)
Accounts payable and accrued expenses	(70,095)	(822)
Other liabilities	—	(110,230)

Net cash provided by operating activities	467,784	62,276

Investing Activities
Purchase of finance receivables	(7,089,650)	(7,417,352)
Principal collected on finance receivables	6,096,335	6,374,452
Payments of dealer reserves	(25,543)	(12,942)
Payments of dealer holdbacks	(70,308)	(152,793)
Principal collected on notes receivable	6,212	5,512
Purchase of property and equipment	(6,742)	(16,613)

Net cash used in investing activities	(1,089,696)	(1,219,736)

Financing Activities
Payment of investment banking and financing fees	(85,307)	(149,664)
Line of credit advances, net	1,084,258	420,854
Purchase of treasury stock	(12,303)	—

Net cash provided by financing activities	986,648	271,190

Effect of Exchange Rate Changes on Cash and Cash Equivalents	215,965	(28,811)

Net Increase (Decrease) in Cash and Cash Equivalents	580,701	(915,081)

Cash and Cash Equivalents, Beginning of Year	1,276,994	2,192,075

Cash and Cash Equivalents, End of Year	$1,857,695	$1,276,994

See Notes to Consolidated Financial Statements

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Nature of Operations

FFG, a Delaware corporation formed in 2001, is a specialized consumer finance company. FFG buys automobile-secured finance receivables, typically at a discount, originated by others through a point of sale program with a network of independent automobile dealerships in Missouri, Kansas, Illinois, Oklahoma, Indiana and Tennessee. FFG services all of the finance receivables it acquires and holds them until maturity. The Company may, if circumstances warrant, package and sell groups of these receivables without recourse to third parties and without retaining the servicing rights thereon. As of December 31, 2007, FFG has not identified any receivables that it intends to sell.

TCG is a Winnipeg, Manitoba, based consumer finance company. TCG purchases consumer finance receivables, typically at a discount, from a network of dealers primarily in five Canadian provinces: Alberta, British Columbia, Manitoba, Ontario and Saskatchewan. The finance receivables acquired by TCG are secured by automobiles, home appliances, business equipment and furnishings and other consumer goods. TCG accounts for approximately 33% and 35% of consolidated total assets as of December 31, 2007 and 2006, respectively.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of overnight repurchase agreements, certificates of deposit, and commercial paper. The Company’s cash and cash equivalents not covered by federal deposit insurance totaled $1,629,420 and $1,018,669 as of December 31, 2007 and 2006, respectively.

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

FFG owns a portfolio of delinquent finance receivables which the Company purchased prior to March 19, 2001, and all of which were charged off prior to January 1, 2003. The Company continues to pursue collection of these accounts on a limited basis and recognizes all amounts recovered as income when received. Collections of $59,372 and $43,332 were made on these receivables during the years ended December 31, 2007 and 2006, respectively.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

The allowance is increased through provisions for credit losses charged against earnings.

Finance receivables are charged to the allowance for credit losses when they become more than 120 days contractually past due or sooner if the collateral is at risk or abandoned, at management discretion, unless the collateral securing the loan has been 1) designated for repossession or 2) has been repossessed but not yet sold. A loan for which the collateral has been repossessed is charged off at the time the recovery proceeds from the collateral liquidation are received. With the exception of recoveries of FFG receivables charged off prior to January 1, 2003, subsequent recoveries of finance receivables previously charged against the allowance for credit losses are credited back to the allowance for credit losses when received.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2007 or 2006.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

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

Reclassifications

Certain reclassifications have been made to the December 31, 2006, financial statements to conform to the December 31, 2007, financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at December 31, 2007 and 2006:

	2007	2006

Automobiles	$9,514,608	$9,110,368
Bulk food	283,918	420,208
Equipment leases	207,054	379,003
Other	857,037	875,745

Total finance receivables	10,862,617	10,785,324

Less
Unearned discount	373,426	388,193
Allowance for credit losses	811,376	720,967

	1,184,802	1,109,160

Net finance receivables	$9,677,815	$9,676,164

Approximately 23% and 29% of the above finance receivables as of December 31, 2007 and 2006, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at December 31, 2007, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2008	$5,738,172
2009	4,254,405
2010	2,874,950
2011	1,216,316
2012	140,526

$14,224,369

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Activity in the allowance for credit losses related to finance receivables for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006

Balance, beginning of period	$720,967	$412,228
Provision charged to expense	1,444,441	1,326,762
Losses charged off	(2,101,948)	(1,561,870)
Recoveries of previously charged-off amounts	715,086	546,071
Effect of foreign currency translation	32,830	(2,224)

Balance, end of period	$811,376	$720,967

The Company’s nonearning finance receivables totaled $278,955 and $327,940 at December 31, 2007 and 2006, respectively. The Company provided an allowance for credit losses related to these receivables of $235,681 and $243,169, respectively, at December 31, 2007 and 2006.

Note 3:	Property and Equipment

Major classifications of property and equipment are as follows at December 31, 2007 and 2006:

	2007	2006

Land	$50,619	$42,944
Building	226,448	192,111
Computer and office equipment	152,581	135,996
Software	99,781	98,489
Furniture and fixtures	39,444	35,078
	568,873	504,618
Less accumulated depreciation	294,447	227,437

Net property and equipment	$274,426	$277,181

Note 4:	Bank Line of Credit

On August 18, 2006, the Company entered into a revolving credit loan and security agreement with Heartland Bank (“Heartland”) to provide the Company with a revolving line of credit of up to $3,000,000 to be used for working capital and general corporate and operating purposes. The maximum loan amount is limited to the lesser of $3,000,000 or 50% of the outstanding principal balance of the Company’s domestic Installment Contracts meeting certain underwriting and delinquency criteria. Borrowings under the line of credit bear interest at the bank’s prime rate plus 3% (11.25% at December 31, 2007) and are collateralized by substantially all of the Company’s assets, including the Company’s wholly-owned subsidiary, TCG. The loan matures on August 18, 2007.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

On August 6, 2007 the Company received an unqualified commitment from Heartland to extend the maturity date of the revolving credit loan and security agreement to February 1, 2008. The Company incurred fees totaling approximately $10,000 in connection with the extension. These fees were recorded as deferred financing fees to be amortized to interest expense over the term of the extension. This line of credit was paid in full on January 31, 2008 with the proceeds of a line of credit obtained from ReMark Lending Co. See Note18, Subsequent Events for a discussion of the ReMark credit line.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $10,000,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of December 31, 2007.

The Company incurred fees payable to its investment banking firm and to Heartland totaling $179,664 in connection with consummating the revolving credit loan agreement. These fees were recorded as deferred financing fees when paid and were amortized to interest expense over the twelve-month term of the loan agreement on a straight-line basis.

The Company issued warrants to purchase its common stock in connection with consummating the revolving credit loan agreement. The warrants were determined to have a nominal fair value on their date of issuance and therefore the Company did not recognize any expense related thereto. See Note 7, Common Stock and Common Stock Warrants.

Note 5:	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

The provision for income taxes for the years ended December 31, 2007 and 2006, includes these components:

	2007	2006

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2007 and 2006, is shown below:

	2007	2006

Computed at the statutory rate (34%)	$(491,310)	$(390,833)
Increase (decrease) resulting from
State income taxes	(43,629)	(44,283)
Changes in the deferred tax asset valuation allowance	401,910	407,934
(Income) loss from foreign subsidiary	130,182	23,882
Nondeductible expenses and other	2,847	3,300

Actual tax expense	$0	$0

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets as of December 31, 2007 and 2006, were:

	2007	2006

Deferred tax assets
Accrued compensated absences	$5,012	$4,514
Property and equipment	33,797	32,557
Allowance for credit losses	254,684	209,454
Net operating loss carryforwards	11,116,629	10,761,687

Net deferred tax asset before valuation allowance	11,410,122	11,008,212

Valuation allowance
Beginning of period	11,008,212	10,600,278
Increase during the period	401,910	407,934

Ending balance	11,410,122	11,008,212

Net deferred tax asset	$0	$0

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

As of December 31, 2007, the Company had approximately $30,000,000 of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in 2021 through 2027.

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

A total of 962,493 restricted shares of common stock were issued to certain officers of the Company during January 2006 pursuant to a Stock Grant Agreement. In December 2007, 135,000 restricted shares of common stock were issued to the Company’s Senior Vice President pursuant to the Management Shareholder Agreement entered into at the time of his appointment. See Note 11, Stock-Based Compensation.

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

As of December 31, 2007 warrants to purchase up to 436,778 shares of the Company’s common stock at an exercise price of $0.63 per shares and up to 291,185 shares at an exercise price of $0.70 per share were outstanding. These warrants expire in August 2011 and are subject to certain anti-dilution protections.

Note 8:	Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling $996,576 as of December 31, 2007. These commitments generally expire 30 days after they are issued if unused. Typically, the Company funds approximately 30% of these commitments.

The Company’s agreement with its investment banking firm required the Company to pay total aggregate transaction fees of not less than $300,000. As of December 31, 2007 the Company had paid its investment bankers fees totaling $45,000. An additional $10,000 in fees was paid in January, 2008 and the amount remaining was paid in full on January 31, 2008 upon consummation of the financing transaction with ReMark Lending Co.

The Company is obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to three years. Rental expense for these leases was $52,741 and $47,279 for the years ended December 31, 2007 and 2006, respectively. Future minimum payments under these noncancelable operating leases as of December 31, 2007 are:

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

2008	$35,564
2009	10,167
2010	3,389
Total	$49,120

Certain officers of the Company hold a total of 1,928,035 shares of the Company’s common stock, all or a portion of which, the Company may be required to re-purchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents: Employment Agreement with Jerald L. Fenstermaker, filed as an exhibit to the Company’s form 8-K filed on August 16, 2007; Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 16, 2007; and Management Shareholder’s Agreement filed as an exhibit the Form 8-K filed on December 20, 2007 by the Company.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Note 9:	Loss Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants discussed in Note 7, Common Stock and Common Stock Warrants would be anti-dilutive for the years ended December 31, 2007 and 2006, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the year ended December 31, 2007, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(1,445,030)	19,874,103

Basic and diluted loss per share			$(0.07)

Loss per share for the year ended December 31, 2006, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(1,149,509)	12,926,156

Basic and diluted loss per share			$(0.09)

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006
Note 10:	Operating Expenses

The components of operating expenses for the years ended December 31, 2007 and 2006, are as follows:

	2007	2006

Salaries and benefits	$1,547,576	$1,503,852
Professional fees	368,304	458,625
Insurance	161,156	140,069
Supplies and postage	94,874	77,443
Information services	91,350	54,172
Licenses and taxes	71,057	73,516
Occupancy costs	69,851	64,359
Travel	55,708	58,660
Stockholder relations	52,931	147,564
Depreciation	49,345	47,971
Communications	48,565	55,336
Other	38,818	53,035

	$2,649,535	$2,734,602

Note 11:	Stock-Based Compensation

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

On August 16, 2007 the Company entered into a new agreement concerning the shares of Common Stock owned by the Management Shareholders which superseded all prior agreements between the parties and which rescinded and terminated all prior agreements between the parties pertaining to the Management Shareholders' shares of Common Stock in the Corporation. Under this agreement, which James K. Browne was not a party to as a result of his resignation in 2007, Management agreed to certain conditions and restrictions on both the 2006 Shares and the 2003 Shares:

•
Management agreed that 50% of the 2006 Shares issued to them would be automatically forfeited on January 9, 2009, if the Corporation had not raised $10,000,000 debt or equity capital (the “Required Capital”) on or before January 9, 2009, and Management may not sell any 2006 Shares so long as any risk of forfeiture exists.

•
Management Shareholders agreed to relinquish any rights to receive dividends or proceeds from the liquidation of the Corporation until (i) the receipt by the Corporation of the Required Capital, or (ii) January 10, 2009, whichever first occurs, and Management will not sell any 2003 Shares or any 2006 Shares so long as the restriction on the right to receive dividends or proceeds from liquidation continues.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

•	Management may not sell any 2003 Shares or any 2006 Shares prior to six (6) months after the raising of $10,000,000 capital.

As inducement for and pursuant to Thomas Holgate’s appointment as Senior Vice President, on December 17, 2007, the Company and Mr. Holgate entered into a Management Shareholder Agreement. The terms of the Agreement provided that the Company transfer 135,000 shares of stock in the Company to him. The Agreement placed various restrictions and conditions on the Shares: (1) he will forfeit fifty percent (50%) of the Shares issued if the Company has not raised $10,000,000 from one or more solvent investors or lenders on or before January 9, 2009; (2) he relinquished rights to receive dividends or proceeds from the liquidation of the Company until the earlier of the date of receipt of the required capital or January 10, 2009; (3) he may not sell any of the Shares so long as restrictions (1) and (2) remain in place; and (4) he may not sell any of the shares prior to six months after the Required Capital has been raised or January 10, 2009, whichever is earlier.

The Company has accounted for the Stock Grant Agreement under the provisions of FASB Statement No. 123(R), Share Based Payment. As a result of these stock grants the Company recognized compensation expense of $12,150 and $4,812 in its statement of operations for the years ended December 31, 2007 and 2006, respectively.

Note 12:	Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $3,905,421 and $4,169,108 at December 31, 2007 and 2006, respectively.

Total revenues, loss before taxes and net loss from foreign operations for the years ended December 31, 2007 and 2006, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $412,872 and $398,979 for the years ended December 31, 2007 and 2006, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $96,000 for each of the years ended December 31, 2007 and 2006. These interest charges and management and accounting fees eliminate in consolidation.

	2007	2006

Total revenues	$834,048	$1,117,386

Loss before income taxes	(382,889)	(70,247)

Net loss	(382,889)	(70,247)

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Note 13:	Additional Cash Flow Information

The Company made cash interest payments totaling $132,801 and $5,176 during the years ended December 31, 2007 and 2006, respectively.

The Company made no cash payments for income taxes during the years ended December 31, 2007 and 2006.

Note 14:	Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Approximate
	Carrying	Fair
	Amount	Value

December 31, 2007
Financial assets
Cash and cash equivalents	1,857,695	1,857,695
Finance receivables, net	9,677,815	10,247,317
Interest receivable	124,980	124,980

Financial liabilities
Bank line of credit	1,503,567	1,503,567
Trade accounts payable	20,489	20,489
Commitments to purchase finance receivables	—	—

December 31, 2006
Financial assets
Cash and cash equivalents	1,276,994	1,276,994
Finance receivables, net	9,676,164	9,227,706
Interest receivable	131,428	131,428

Financial liabilities
Bank line of credit	419,309	419,309
Trade accounts payable	15,867	15,867
Commitments to purchase finance receivables	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Note 16:	Concentration of Credit Risk

The Company has consumer finance receivables secured by automobiles or consumer goods originally acquired from a network of dealers in six states and five Canadian provinces. The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process. As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2007 and 2006

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 18:	Subsequent Events

On January 4, 2008, Daniel F. Graham, the Company’s Secretary/Treasurer and Chief Financial Officer, delivered a letter to the Board of Directors, notifying them of his resignation of his position with the Company and his resignation from the Board of Directors of T.C.G. - The Credit Group Inc., both effective as of the close of business on February 1, 2008. Also, on January 4, 2008, the Company’s President appointed J. Kevin Maxwell as Interim Chief Financial Officer and Assistant Treasurer.

On January 31, 2008, the Company entered into a Revolving Credit Loan and Security Agreement with ReMark Lending Co. a division of ReMark Capital Group, LLC. for a line of credit of up to $15,000,000.  At the closing, which occurred on the same date, the Company executed and delivered to the Lender a promissory note in the principal amount of $15,000,000, bearing interest at the greater of 6.00% or prime rate, plus 2.00%, adjusted daily.  Under the terms of the Note, the Company is required to make monthly payments of interest, fees, and principal (if a borrowing base deficiency with respect to principal exists), with the entire principal balance and accrued interest due two years from the Loan closing date.  The amount due under the Note may be accelerated upon a default by the Company, which includes failure to make a payment when it is due.  As security for the Note, the Company granted the Lender a security interest in all assets of the Company.  The Company’s outstanding line of credit balance with Heartland Bank was paid in full with the initial proceeds of the line.

In connection with the Loan Agreement, the Company entered into an agreement to issue to the Lender at the time of or before the second borrowing on the line occurred, warrants to purchase 700,000 shares of common stock for five years at an exercise price of $0.35 per share. Pursuant to this agreement the warrants were issued on February 22, 2008.
On March 11, 2008 the Company entered into substantive discussions to discontinue or sell its investment in its subsidiary, T.C.G. - The Credit Group, Inc., located in Winnipeg, Manitoba, Canada. It is the intent of the Company to consolidate all of its operations in Springfield, Missouri and focus exclusively on the sub-prime auto market in the Midwest United States. The Company expects that the final disposition of the subsidiary will be determined before the quarter ended June 30, 2008.