Form 10QSB
period 2008-03-31
FREEDOM FINANCIAL GROUP INC
filed 2008-05-08
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

As of May 8, 2008 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. - FINANCIAL INFORMATION
ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of March 31, 2008, and the related consolidated statement of operations for the three-month period ended March 31, 2008 and stockholders’ equity and cash flows for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Weaver & Martin, LLC

Kansas City, Missouri
May 8, 2008

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$2,650,042	$1,857,695
Finance receivables, net	9,623,674	9,677,815
Accrued interest receivable	101,037	124,980
Property and equipment, net	298,864	274,426
Deferred financing costs	498,573	76,365
Other assets	78,187	17,861

Total assets	$13,250,377	$12,029,142
Liabilities and Stockholders’ Equity

Liabilities
Bank line of credit	$3,051,648	$1,503,567
Accounts payable	22,439	20,489
Accrued expenses	40,465	32,838
Accrued compensation costs	33,703	58,112
Dealer holdbacks	20,251	26,388
Dealer reserves	10,749	24,993

Total liabilities	3,179,255	1,666,387

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 19,927,001 shares issued; 19,922,543 shares outstanding	1,993	1,993
Additional paid-in-capital	13,833,802	13,802,873
Retained earnings (deficit)	(5,215,839)	(5,041,509)
Accumulated other comprehensive income	1,451,559	1,599,791
Treasury stock, at cost; 4,458 shares	(393)	(393)

Total stockholders’ equity	10,071,122	10,362,755

Total liabilities and stockholders’ equity	$13,250,377	$12,029,142

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues
Interest income	$622,922	$651,170
Other income	40,128	48,611

Total revenues	663,050	699,781

Interest Expense	103,205	66,466

Revenues After Interest Expense	559,845	633,315

Provision for Credit Losses	31,620	364,323

Net Revenues After Provision for Credit Losses	528,225	268,992

Operating Expenses	702,554	632,157

Operating Loss	(174,329)	(363,165)

Provision for Income Taxes	—	—

Net Loss	$(174,329)	$(363,165)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable Convertible	Common Stock		Additional	Retained	Accumulated Other
	Preferred Stock	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$0	$11,139,001

Net loss	—	—	—	—	(1,445,030)	—	—	(1,445,030)

Foreign currency translation adjustment	—	—	—	—	—	668,937	—	668,937

Comprehensive loss	—	—	—	—	—	—	—	(776,093)

Purchase of treasury stock	—	(139,458)	—	—	—	—	(12,303)	(12,303)

Stock Grant	—	135,000	—	240	—	—	11,910	12,150

Balance, December 31, 2007	$0	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,754

Net loss	—	—	—	—	(174,329)	—	—	(174,329)

Foreign currency translation adjustment	—	—	—	—	—	(148,232)	—	(148,232)

Comprehensive loss	—	—	—	—	—	—	—	(322,561)

Stock warrants issued	—	—	—	30,929	—	—	—	30,929

Balance, March 31, 2008	$0	19,922,543	$1,993	$13,833,802	$(5,215,838)	$1,451,559	$(393)	$10,071,122

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(174,329)	$(363,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	12,494	12,598
Provision for credit losses	31,620	364,323
Deferred discount income	(80,347)	(97,285)
Recovery of charged-off finance receivables	355,383	161,124
Amortization of deferred financing fees	49,796	44,916
Deferral of Origination Costs	(19,747)	—
Amortization of Deferred Origination Costs	3,602	—
Changes in
Other assets	(22,151)	(8,627)
Accounts payable and accrued expenses	(14,135)	17,475
Net cash provided by operating activities	142,186	131,359

Investing Activities
Purchase of finance receivables	(1,926,285)	(2,159,349)
Principal collected on finance receivables	1,594,762	1,496,916
Payments of dealer reserves	(14,674)	(5,453)
Payments of dealer holdbacks	(7,440)	(21,882)
Purchase of property and equipment	(46,548)	(1,770)
Net cash used in investing activities	(400,185)	(691,538)

Financing Activities
Deferred Financing Costs	(469,426)	―
Line of credit advances, net	1,576,433	762,710
Net cash provided by financing activities	1,107,007	762,710

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(56,660)	12,066

Net Increase (Decrease) in Cash and Cash Equivalents	792,348	214,597

Cash and Cash Equivalents, Beginning of Period	1,857,694	1,276,994

Cash and Cash Equivalents, End of Period	$2,650,042	$1,491,591

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
Unaudited

Note 1: General

The accompanying unaudited consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Form 10-KSB filed with the SEC on March 21, 2008.

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

Note 3: Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at March 31, 2008 and December 31, 2007, respectively:

	2008	2007

Automobiles	$9,502,307	$9,514,608
Other	1,155,411	1,348,009
Total finance receivables	10,657,718	10,862,617

Less
Unearned discount	383,831	373,426
Allowance for credit losses	650,213	811,376
	1,034,044	1,184,802
Net finance receivables	$9,623,674	$9,677,815

Approximately 21% and 23% of the above finance receivables as of March 31, 2008 and December 31, 2007, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at March 31, 2008, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2008	$4,296,358
2009	4,511,064
2010	3,263,012
2011	1,678,715
2012	322,871
2013	7,183
Total	$14,079,203

Activity in the allowance for credit losses related to finance receivables for the three months ended March 31, 2008 and 2007, respectively, was as follows:

	2008	2007

Balance, beginning of period	$811,376	$720,967
Provision charged to expense	31,620	364,323
Losses charged off	(541,583)	(426,636)
Recoveries of previously charged off amounts	355,383	57,745
Effect of foreign currency translation	(6,583)	2,617
Balance, end of period	$650,213	$719,016

The Company’s non-earning finance receivables totaled $68,400 at March 31, 2008. The Company provided an allowance for credit losses related to these receivables of $61,560.

Note 4: Bank Line of Credit

On January 31, 2008, the Company entered into a Revolving Credit Loan and Security Agreement (“the Loan Agreement”) with ReMark Lending Co. a division of ReMark Capital Group, LLC. for a line of credit of up to $15,000,000.  At the closing, which occurred on the same date, the Company executed and delivered to the Lender a promissory note in the principal amount of $15,000,000, bearing interest at the greater of 6.00% or prime rate, plus 2.00%, adjusted daily. The maximum loan amount is limited to the Maximum Average Advance Rate scale as specified in the Loan Agreement. The initial Maximum Average Advance Rate of 45% of eligible receivables will increase incrementally each quarter until February, 2009 when the rate for the remaining term of the loan becomes 80% of eligible receivables. The Loan Agreement also contains a Minimum Utilization Percentage which mandates a minimum outstanding balance required under the facility. The initial Minimum Utilization Percentage of 20% increases incrementally through August 2008 when the minimum required utilization becomes 50% of the facility for the remaining term of the loan. Under the terms of the Note, the Company is required to make monthly payments of interest, fees, and principal (if a borrowing base deficiency with respect to principal exists), with the entire principal balance and accrued interest due January 2010.  The amount due under the Note may be accelerated upon a default by the Company, which includes failure to make a payment when it is due.  As security for the Note, the Company granted the Lender a security interest in all assets of the Company.  The Company’s previously outstanding line of credit balance with Heartland Bank was paid in full with the initial proceeds of the line.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of March 31, 2008.

The Company incurred fees payable to its investment banking firm, its attorneys, and to ReMark totaling $543,783 in connection with consummating the line of credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the 24 month term of the loan agreement on a straight-line basis.

In connection with the Loan Agreement, the Company entered into an agreement to issue to the Lender at the time of or before the second borrowing on the line occurred, warrants to purchase 700,000 shares of common stock for five years at an exercise price of $0.35 per share. Pursuant to this agreement the warrants were issued on February 22, 2008. The warrants were valued at $30,929 using the Black-Scholes method adjusted by a liquidity valuation allowance applied due to the limited trading of the Company’s common stock.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Note 6: Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling approximately $2,314,697 as of March 31, 2008. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of March 31, 2008 are:

2008	$42,210
2009	58,653
2010	52,134
2011	48,875
Thereafter	77,386
Total	$279,258

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreements filed as exhibits to the Company’s Form 8-Ks filed on August 17, 2007, and December 17, 2007.

The Company had no other commitments as of March 31, 2008.

Note 7: Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months ended March 31, 2008 and 2007, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Loss per share for the three months ended March 31, 2008, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount
Net loss	$(174,329)	19,922,543
Basic and diluted loss per share			$(0.01)

Loss per share for the three months ended March, 2007, was computed as follows:

	Loss	Weighted Average Shares	Per Share Amount

Net loss	$(363,165)	19,927,001
Basic and diluted loss per share			$(0.02)

Note 8: Operating Expenses

The components of operating expenses for the three months ended March 31, 2008 and 2007, respectively, are as follows:

	2008	2007

Salaries and benefits	$417,420	$375,750
Professional fees	113,168	102,896
Insurance	44,221	41,113
Other	127,745	112,398

	$702,554	$632,157

Note 9: Stock Based Compensation

On August 16, 2007 the Company entered into an agreement concerning the shares of Common Stock owned by Management Stockholders which superseded all prior agreements between the parties and which rescinded and terminated all prior agreements between the parties pertaining to the Management Stockholders' shares of Common Stock in the Corporation. Under this agreement Management agreed to certain conditions and restrictions on all shares owned by Management. Most of these conditions and restrictions were met with the completion of the financing transaction finalized on January 31, 2008.

The Company determined that in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment”, no incremental compensation cost resulted from the execution of the 2007 Agreement, and the Company therefore recognized no compensation expense as a result of entering into the 2007 Agreement.

As inducement for and pursuant to Thomas Holgate’s appointment as Senior Vice President, on December 17, 2007, the Company and Mr. Holgate entered into a Management Stockholder Agreement. The terms of the Agreement provided that the Company transfer 135,000 shares of stock in the Company to Mr. Holgate. The Agreement placed various restrictions and conditions on the Shares, most of which were met with the completion of the financing transaction finalized on January 31, 2008.

The Company determined in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” the value of the shares to be $12,150 at the time they were granted, and the Company therefore recognized this amount as compensation expense as a result of entering into the Agreement.

Note 10: Foreign Operations

The Company’s foreign operations, all of which are in Canada, are conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. based in Winnipeg, Manitoba. Total assets, net of valuation allowances, associated with foreign operations were $3,772,352 at March 31, 2008.

Total revenues, loss before taxes and net loss from foreign operations for the three months ended March 31, 2008 and 2007, respectively, were as shown below. Loss before income taxes and net loss reflect interest charges on amounts due to FFG of $86,937 and $101,464 for the three months ended March 31, 2008 and 2007, respectively. Loss before income taxes and net loss also reflect management and accounting fees charged to TCG by FFG for certain administrative services performed by FFG on TCG’s behalf of $24,000 for the three month period ended March 31, 2008 and 2007. These interest charges and management and accounting fees eliminate in consolidation.

	2008	2007

Total revenues	$175,362	$214,348

Loss before income taxes	$(69,377)	$(93,287)

Net Loss	$(69,377)	$(93,287)

Note 11: Additional Cash Flow Information

The Company made cash interest payments totaling $43,578 and $14,614 during the three month periods ended March 31, 2008 and 2007, respectively.

The Company made no cash payments for income taxes during the three month periods ended March 31, 2008 and 2007.

Note 12: Recently Issued Accounting Pronouncements

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

Note 13: Subsequent Events

The Company has entered into substantive discussions to discontinue its investment in its subsidiary, T.C.G. - The Credit Group, Inc., located in Winnipeg, Manitoba, Canada. It is the intent of the Company to consolidate all of its operations in Springfield, Missouri and focus exclusively on the sub-prime auto market in the Midwest United States. The Company expects that the final disposition of the subsidiary will be determined before the quarter ended June 30, 2008.

Pursuant to Mr. Maxwell’s appointment as Chief Financial Officer, on April 21, 2008, the Company granted to him One Hundred Thousand (100,000) shares of common stock in the Company. The shares are subject to the normal restrictions applying to common stock granted and may be resold pursuant to SEC Rule 144.

The Company entered into a Management Compensation Plan (“the Plan”) with its executive officers on April 21, 2008. The terms of the Plan provide that the Company will transfer a total of Four Hundred Thousand (400,000) shares of common stock in the Company to its executive officers, and also provides for cash incentives based upon the performance of the Company as compared to its 2008 and 2009 budget. The stock is considered vested subject to forfeiture if specific goals in the Company’s 2008 and 2009 budget are not met.

On April 21, 2008 the Company granted 10,000 shares of the Company’s common stock to each of its directors, except Jerald L. Fenstermaker. The stock was granted pursuant to a new compensation arrangement the Company entered into with its outside Board of Directors. The arrangement stipulates that the directors will be paid a $6,000 annual retainer, $1,000 per quarterly meeting, and each director will receive a one time grant of 10,000 shares of common stock in the Company, subject to various conditions and restrictions placed upon the shares. In addition, the arrangement stipulates additional compensation to be paid to directors for committee meetings, to the Chairman, and Chairs of committee meetings. The costs under the new director compensation plan are expected to be approximately the same as the prior plan.

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

Readers are referred to the caption “Risk Factors” appearing at the end of ITEM 1, Description of Business in our annual report on Form 10-KSB, filed on March 21, 2008, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In addition, the Company’s Canadian subsidiary, TCG, has in the past acquired a variety of consumer Installment Contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. These types of Installment Contract will continue to become a decreasing component of our portfolio with the disposition and liquidation of TCG expected in the quarter ended June 30, 2008. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding receivables from automobile-secured Installment Contracts is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
December 31, 2007	87%
March 31, 2008	89%

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

Recent Developments

The Company has entered into substantive discussions to discontinue its investment in its subsidiary, T.C.G. – The Credit Group, Inc., located in Winnipeg, Manitoba, Canada. It is the intent of the Company to consolidate all of its operations in Springfield, Missouri and focus exclusively on the sub-prime auto market in the Midwest United States. The Company expects that the final disposition of the subsidiary will be determined before the quarter ended June 30, 2008.

Pursuant to Mr. Maxwell’s appointment as Chief Financial Officer, on April 21, 2008, the Company granted to him One Hundred Thousand (100,000) shares of common stock in the Company. The shares are subject to the normal restrictions applying to common stock granted and may be resold pursuant to SEC Rule 144.

The Company entered into a Management Compensation Plan (“the Plan”) with its executive officers on April 21, 2008. The terms of the Plan provide that the Company will transfer a total of Four Hundred Thousand (400,000) shares of common stock in the Company to its executive officers, and also provides for cash incentives based upon the performance of the Company as compared to its 2008 and 2009 budget. The stock is considered vested subject to forfeiture if specific goals in the Company’s 2008 and 2009 budget are not met.

On April 21, 2008 the Company granted 10,000 shares of the Company’s common stock to each of its directors, except Jerald L. Fenstermaker. The stock was granted pursuant to a new compensation arrangement the Company entered into with its outside Board of Directors. The arrangement stipulates that the directors will be paid a $6,000 annual retainer, $1,000 per quarterly meeting, and each director will receive a one time grant of 10,000 shares of common stock in the Company, subject to various conditions and restrictions placed upon the shares. In addition, the arrangement stipulates additional compensation to be paid to directors for committee meetings, to the Chairman, and Chairs of committee meetings. The costs under the new director compensation plan are expected to be approximately the same as the prior plan.

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months ended March 31, 2008 and 2007. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended March 31,
	2008	2007
Installment Contracts acquired during the period (total principal amount) (a)	$2,038,432	$2,296,334
Purchase price of Installment Contracts acquired (a)	$1,929,488	$2,166,948
Percentage of dollar amount paid to principal balance acquired	94.7%	94.4%
Number of Installment Contracts acquired during the period (a)	223	303
Average principal balance acquired	$9,141	$7,579
Acquisition cost per acquired Installment Contract (including overhead)	$612	$632
Monthly servicing cost per Installment Contract (including overhead) (b)	$29.14	$21.79

(a) The decline in volume is a result of the impending liquidation of the Company’s Canadian subsidiary, T. C. G. – The Credit Group, Inc.
(b) Increase reflects a restructure of the Collection Department and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity.

Results of Operations

Interest Income

Our interest income totaled $622,922 for the three months ended March 31, 2008, compared to $651,170 for the three months ended March 31, 2007.

The following table presents information relative to the average balances and interest rates of our interest earning assets for the three months ended March 31, 2008 and 2007, respectively:

	For the Three Months Ended March 31, 2008 and 2007

	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,359,194	$611,596	23.62%	$10,542,936	$639,762	24.27%
Cash and cash equivalents	2,260,959	11,326	2.00%	1,354,427	11,216	3.31%
Notes receivable	-	-	0.00%	6,212	192	12.36%

Total	$12,620,153	$622,922	19.74%	$11,903,575	$651,170	21.88%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2007 and the first three months of 2008 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases.

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

	For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$(11,032)	$(17,135)	$(28,167)
Cash and cash equivalents	271	(160)	111
Notes receivable	(96)	(96)	(192)

Total Interest Income	$(10,857)	$(17,391)	$(28,248)

Interest Expense

We incurred interest expense of $103,205, including amortization of deferred financing fees of $49,796, and $66,466, including amortization of deferred financing fees of $44,916, during the three months ended March 31, 2008 and 2007, respectively. Our interest expense increased in 2008 over 2007 as a result of the outstanding balance on our line of credit increasing from 2007 to 2008.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $31,620 for the three months ended March 31, 2008, compared to $364,323 for the three months ended March 31, 2007. The decrease in the provision for the three months ended March 31, 2008 compared to 2007 is a result of a decrease in net charge-offs as a percent of net contracts to 7.19% for the three months ended March 31, 2008, from 14.00% for the three months ended March 31, 2007. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $706,157 for the three months ended March 31, 2008, compared to $632,157 for the three months ended March 31, 2007. A summary of these expenses follows:

	Three Months Ended March 31,
	2008	2007	Percent Change

Salaries and benefits	$417,420	$375,750	11.09%
Professional fees	113,168	102,896	9.98%
Insurance	44,221	41,113	7.56%
Other	127,745	112,398	13.65%
Total	$702,554	$632,157	11.14%

Salaries and benefits increased for the three months ended March 31, 2008 as compared to 2007 as a result of additional salaried individuals employed by the Company and related recruiting and moving expenses incurred. As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of the timing of audit and tax fee billings, offset by a decrease in legal fees incurred. Insurance expense increased due to higher premiums experienced in 2008, the result of an increase in coverage limits of our directors and officers liability insurance policy. Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, travel and stockholder relations. Other operating expenses increased primarily as a result of an increase in stockholder relations expenses in 2008 as compared to 2007. The Company recognized certain credits in 2007 against professional fees related to the conversion of the Company’s preferred stock that were charged to operations during 2006, which reduced stockholder relations expenses for the three months ended March 31, 2007.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2008 was approximately $612 per contract as compared to $632 for the three month period ended March 31, 2007. This decrease in average acquisition cost is a result of the Company’s implementation of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), offset by increased sales and marketing staff employed by the Company during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, and a decrease in the Company’s book-to-look ratio. Under SFAS 91 we deferred $19,748 direct costs associated with originating loans during the period ending March 31, 2008. These costs will be amortized over the terms of the related loans in accordance with SFAS 91. For the three month period ended March 31, 2008, the Company’s book-to-look ratio was 4.98% compared to 6.42% for the three month period ended March 31, 2007. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2008 was $29.14 per serviced contract, as compared to $21.79 during the three month period ended March 31, 2007. This increase reflects a restructure of the Collections Department and investments that have resulted in lower delinquencies, fewer charge-offs, and added capacity. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

While we do not formally track our response time for responding to credit applications submitted by dealers or our response time for funding a loan package submitted by a dealer, we monitor these on a daily basis. Our goal is to reduce these response times to better serve the needs of our customers. We believe that reducing these response times will also reduce our overall costs of underwriting and funding. The Company is evaluating certain monitoring mechanisms that will allow us to precisely document and better monitor these times. We anticipate installing such mechanisms during the quarter ended June 30, 2008.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $2,038,432 during the three months ended March 31, 2008.  We invested cash of approximately $1,948,399 (including payments of dealer reserves and dealer holdbacks) to acquire these contracts.  Our portfolio of Installment Contracts decreased from $9,677,815, net of an allowance for credit losses of $811,376, at December 31, 2007 to $9,623,674, net of an allowance for credit losses of $650,213, at March 31, 2008.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of March 31, 2008 and December 31, 2007 follows:

	March 31, 2008			December 31, 2007
	United States	Canada	Total	United States	Canada	Total
Automobiles	$8,451,135	$1,051,172	$9,502,307	$8,315,799	$1,198,809	$9,514,608
Other	-	1,155,411	1,155,411	-	1,348,009	1,348,009
Total	8,451,135	2,206,583	10,657,718	8,315,799	2,546,818	10,862,617

Less
Unearned discount	325,575	58,256	383,831	302,992	70,434	373,426
Allowance for credit losses	527,753	122,460	650,213	670,222	141,154	811,376
Net	$7,597,807	$2,025,867	$9,623,674	$7,342,585	$2,335,230	$9,677,815

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

We calculate delinquency based on the number of days payments are contractually past due. Deferments and extensions are rarely granted to borrowers and have been granted to less than 5% of the loans in the portfolio. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	8,451,135	100%	2,206,583	100%	10,657,719	100%

Period of delinquency:
31 - 60 days	114,260	1.35%	77,340	3.50%	191,600	1.80%
61 - 90 days	77,592	0.92%	16,302	0.74%	93,894	0.88%
91 – 120 days	27,322	0.32%	3,582	0.16%	30,904	0.29%
121+ days	37,496	0.44%	-	0.00%	37,496	0.35%

Total	256,670	3.04%	97,224	4.41%	353,894	3.32%

	December 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	8,315,799	100%	2,546,818	100%	10,862,617	100%

Period of delinquency:
31 - 60 days	860,278	10.34%	66,197	2.60%	926,475	8.53%
61 - 90 days	290,704	3.50%	34,582	1.36%	325,286	2.99%
91 – 120 days	137,936	1.66%	18,243	0.72%	156,179	1.44%
121+ days	122,776	1.48%	-	0.00%	122,776	1.13%

Total	1,411,694	16.99%	119,022	4.68%	1,530,716	14.09%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$8,125,560	$2,148,327	$10,273,887	$7,983,509	$2,780,352	$10,763,861

Installment Contracts, net of unearned discounts, average during the period (1)	$8,012,106	$2,347,088	$10,359,194	$7,674,408	$2,868,528	$10,542,936

Gross charge-offs	$490,862	$50,721	$541,583	$326,376	$100,260	$426,636
Recoveries	$336,372	$19,011	$355,383	$23,430	$34,315	$57,745

Net charge-offs	$154,490	$31,710	$186,200	$302,946	$65,945	$368,891

Net charge-offs as a % of avg. contracts during the period, annualized	7.71%	5.40%	7.19%	15.79%	9.20%	14.00%

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

Our allowance for credit losses was $650,213 at March 31, 2008 compared to $811,376 at December 31, 2007. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 6.33% at March 31, 2008 and 7.74% at December 31, 2007.

During the three months ended March 31, 2008, our net Installment Contracts decreased $215,304. This decrease was the result of a $33,653 decrease in automobile-secured contracts along with a $181,651 decrease in all other Installment Contracts. The $33,653 decrease in automobile-secured Installment Contracts was comprised of a $123,831 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $146,406 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and an $11,078 decrease in Installment Contracts acquired through bulk purchases.

As of December 31, 2007, delinquent accounts, defined as accounts 30 or more days contractually past due, totaled 14.09% of our outstanding Installment Contracts. As of March 31, 2008, delinquent accounts totaled 3.32% of our outstanding Installment Contracts.

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

During the three months ended March 31, 2008, we experienced net charge-offs of $186,200, which represented 7.19% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2007, we experienced net charge-offs of $1,386,862, which represented 12.89% of our average outstanding Installment Contracts during the year.

The allowance for credit losses as of March 31, 2008 of $650,213 is 6.27% of our outstanding net Installment Contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of March 31, 2008.

The following tables set forth the activity in the allowance for credit losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$670,222	$141,154	$811,376	$551,192	$169,775	$720,967

Charge-offs	(490,862)	(50,721)	(541,583)	(326,376)	(100,260)	(426,636)
Recoveries	336,372	19,011	355,383	23,430	34,315	57,745

Net charge-offs	(154,490)	(31,710)	(186,200)	(302,946)	(65,945)	(368,891)

Provision for credit losses	12,021	19,599	31,620	312,290	52,033	364,323

Effect of foreign currency translation	-	(6,583)	(6,583)	-	2,617	2,617

Balance at end of period	$527,753	$122,460	$650,213	$560,536	$158,480	$719,016

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $16,875,000 (roughly 1,650 Installment Contracts) over the coming 12 months. We expect to pay between 94% and 95% of the outstanding principal balance for these Installment Contracts, or a total of approximately $16,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow and bank financing.

The Company began 2008 with $1,857,695 cash on hand and had cash on hand of $2,650,042 at March 31, 2008. Operating activities provided cash of $142,186 during the three month period ended March 31, 2008.

We invested cash of approximately $1,949,000 (including payments of dealer reserves and dealer holdbacks) to acquire Installment Contracts during the three month period ended March 31, 2008. We collected principal payments on our Installment Contracts of approximately $1,595,000 during the three month period ended March 31, 2008.

During the three month period ended March 31, 2008 the Company received net advances on its bank line of credit totaling $1,576,433 to partially fund the acquisition of Installment Contracts. Total advances outstanding under the Company’s line of credit agreement at March 31, 2008 totaled approximately $3,052,000.

We paid fees totaling $469,426 during the three months ended March 31, 2008 in connection with fund raising activities performed by our investment banking firms, attorneys and finance company.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of March 31, 2008.

The Company had no material commitments for capital expenditures as of March 31, 2008. The Company expects to spend approximately $175,000 upgrading its underwriting and loan servicing systems over the coming twelve months. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company had outstanding commitments to purchase finance receivables totaling approximately $2,314,697 as of March 31, 2008. These commitments generally expire between 20 and 30 days after they are issued if unused. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of March 31, 2008 are:

2008	$42,210
2009	58,653
2010	52,134
2011	48,875
Thereafter	77,386
Total	$279,258

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreements filed as exhibits to the Company’s Form 8-Ks filed on August 17, 2007, and December 17, 2007.

The Company had no other commitments as of March 31, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREEDOM FINANCIAL GROUP, INC.

Date: May 8, 2008	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell, Chief Financial Officer