Form 10-Q
period 2008-06-30
FREEDOM FINANCIAL GROUP INC
filed 2008-08-11
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________
Commission file number __________________________________

FREEDOM FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1647559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3058 East Elm Street, Springfield, Missouri 65802
(Address of principal executive offices) (Zip Code)

(417) 886-6600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 11, 2008 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

PART II. - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and stockholders’ equity and cash flows for the six-month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Weaver & Martin, LLC

Kansas City, Missouri
August 11, 2008

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,819,793	$1,857,695
Finance receivables, net	11,065,482	9,677,815
Accrued interest receivable	114,457	124,980
Property and equipment, net	61,735	274,426
Deferred financing costs	433,109	76,365
Other receivable	251,463	—
Other assets	91,955	17,861

Total assets	$13,837,994	$12,029,142
Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$3,901,842	$1,503,567
Accounts payable	59,203	20,489
Accrued expenses	101,541	32,838
Accrued compensation costs	48,006	58,112
Other liabilities	21,794	51,381

Total liabilities	4,132,386	1,666,387

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 and 19,927,001 shares issued at June 30, 2008 and December 31, 2007 respectively; 20,462,543 and 19,922,543 shares outstanding at June 30, 2008 and December 2007, respectively	1,993	1,993
Additional paid-in-capital	13,882,402	13,802,873
Retained earnings (deficit)	(4,146,774)	(5,041,509)
Accumulated other comprehensive income (loss)	(31,620)	1,599,791
Treasury stock, at cost; 4,458 shares	(393)	(393)

Total stockholders’ equity	9,705,608	10,362,755

Total liabilities and stockholders’ equity	$13,837,994	$12,029,142

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues
Interest income	$649,990	$675,031	$1,272,912	$1,326,201
Other income	43,367	50,248	83,495	98,859

Total revenues	693,357	725,279	1,356,407	1,425,060

Interest Expense	173,834	83,729	277,039	150,195

Revenues After Interest Expense	519,523	641,550	1,079,368	1,274,865

Provision for Credit Losses	108,794	376,891	140,414	741,214

Net Revenues After Provision for Credit Losses	410,729	264,659	938,954	533,651

Operating Expenses	721,915	588,405	1,424,469	1,220,563

Operating Loss	(311,186)	(323,746)	(485,515)	(686,912)

Gain on Liquidation of Subsidiary	1,380,250	—	1,380,250	—

Income (Loss) before Income Taxes	1,069,064	(323,746)	894,735	(686,912)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$1,069,064	$(323,746)	$894,735	$(686,912)

Basic and Diluted Income (Loss) Per Share	$0.05	$(0.02)	$0.04	$(0.03)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Redeemable					Accumulated
	Convertible			Additional	Retained	Other
	Preferred	Common Stock		Paid-in	Earnings	Comprehensive	Treasury
	Stock	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

Balance, December 31, 2006	$0	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$0	$11,139,001

Net loss	—	—	—	—	(1,445,030)	—	—	(1,445,030)

Foreign currency translation adjustment	—	—	—	—	—	668,937	—	668,937

Comprehensive loss	—	—	—	—	—	—	—	(776,093)

Purchase of treasury stock	—	(139,458)	—	—	—	—	(12,303)	(12,303)

Stock Grant	—	135,000	—	240	—	—	11,910	12,150

Balance, December 31, 2007	$0	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755

Net income	—	—	—	—	894,735	—	—	894,735

Foreign currency translation adjustment	—	—	—	—	—	(31,620)	—	(31,620)

Comprehensive income	—	—	—	—	—	—	—	863,115

Liquidation of subsidiary	—	—	—	—	—	(1,599,791)	—	(1,599,791)

Stock warrants issued	—	—	—	30,929	—	—	—	30,929

Stock grant	—	540,000	—	48,600	—	—	—	48,600

Balance, June 30, 2008	$0	20,462,543	$1,993	$13,882,402	$(4,146,774)	$(31,620)	$(393)	$9,705,608

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$894,735	$(686,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	24,040	24,774
Provision for credit losses	140,414	741,214
Deferred discount income	(155,384)	(192,329)
Recovery of charged-off finance receivables	530,871	337,772
Liquidation of subsidiary	(1,457,047)	—
Stock grant expense	48,600	—
Deferral of origination costs	(63,491)	—
Amortization of deferred financing fees	122,048	89,832
Amortization of deferred origination costs	15,889	—
Changes in
Other assets	(46,265)	(31,815)
Accounts payable and accrued expenses	133,691	(65,599)
Change in cumulative foreign exchange loss	(31,620)	―
Net cash provided by (used in) operating activities	156,481	216,937

Investing Activities
Purchase of finance receivables	(4,848,786)	(3,981,398)
Principal collected on finance receivables	2,887,185	3,038,805
Payments of dealer reserves	(15,534)	(7,440)
Payments of dealer holdbacks	(10,320)	(35,804)
Purchase of property and equipment	(58,335)	(1,770)
Net cash used in investing activities	(2,045,790)	(987,607)

Financing Activities
Payment of deferred financing fees	(472,347)	―
Line of credit advances, net	2,422,760	1,152,874
Net cash provided by financing activities	1,950,413	1,152,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(99,005)	133,112

Net Increase (Decrease) in Cash and Cash Equivalents	(37,901)	515,316

Cash and Cash Equivalents, Beginning of Period	1,857,694	1,276,994

Cash and Cash Equivalents, End of Period	$1,819,793	$1,792,310

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
Unaudited

Note 1:	General

The accompanying unaudited consolidated financial statements of Freedom Financial Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Form 10-KSB filed with the SEC on March 21, 2008.

The information contained herein reflects all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2:	Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprise a single reporting segment, the “Company.” During the quarter ended June 30, 2008 the Company’s investment in TCG was liquidated. See Note 10, Discontinued Foreign Operations, for further discussion of the liquidation of TCG. All significant intercompany transactions have been eliminated in consolidation.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization.

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at June 30, 2008 and December 31, 2007, respectively:

	2008	2007

Automobiles	$11,209,891	$9,514,608
Other	986,510	1,348,009
Total finance receivables	12,196,401	10,862,617

Less
Unearned discount	454,979	373,426
Allowance for credit losses	675,940	811,376
	1,130,919	1,184,802
Net finance receivables	$11,065,482	$9,677,815

Approximately 16% and 23% of the above finance receivables as of June 30, 2008 and December 31, 2007, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at June 30, 2008, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2008	$3,189,900
2009	5,350,241
2010	4,201,725
2011	2,667,329
2012	881,767
2013	44,233
Total	$16,335,195

Activity in the allowance for credit losses related to finance receivables for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning of period	$650,213	$719,016	$811,376	$720,967
Provision charged to expense	108,794	376,891	140,414	741,214
Losses charged off	(259,455)	(423,140)	(801,038)	(849,776)
Recoveries	175,488	135,681	530,871	193,426
Effect of foreign currency translation	900	14,556	(5,683)	17,173
Balance, end of period	$675,940	$823,004	$675,940	$823,004

The Company’s nonearning finance receivables totaled $140,564 at June 30, 2008. The Company provided an allowance for credit losses related to these receivables of $84,338.

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

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of June 30, 2008.

The Company incurred fees payable to its investment banking firm, its attorneys, and ReMark totaling $546,704 in connection with consummating the line of credit loan agreement. These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the 24 month term of the loan agreement on a straight-line basis.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

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

The Company had outstanding commitments to purchase finance receivables totaling approximately $2,072,967 as of June 30, 2008. These commitments generally expire 20 days after they are issued if unused. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of June 30, 2008 are:

2008	$23,993
2009	48,875
2010	48,875
2011	48,875
Thereafter	77,387
Total	$248,005

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007 and December 17, 2007.

The Company had no other commitments as of June 30, 2008.

Note 7:	Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months and six months ended June 30, 2008 and 2007, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the three months ended June 30, 2008, was computed as follows:

		Weighted
		Average	Per Share
	Income	Shares	Amount

Net income	$1,069,064	20,337,928
Basic and diluted income per share			$0.05

Loss per share for the three months ended June 30, 2007, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(323,746)	19,927,001
Basic and diluted loss per share			$(0.02)

Earnings per share for the six months ended June 30, 2008, was computed as follows:

	Income	Weighted Average Shares	Per Share Amount

Net income	$894,735	20,130,235
Basic and diluted income per share			$0.04

Loss per share for the six months ended June 30, 2007, was computed as follows:

		Weighted
		Average	Per Share
	Loss	Shares	Amount

Net loss	$(686,912)	19,927,001
Basic and diluted loss per share			$(0.03)

Note 8:	Operating Expenses

The components of operating expenses for the three months ended June 30, 2008 and 2007, respectively, are as follows:

	2008	2007

Salaries and benefits	$431,524	$352,608
Stockholder relations	58,984	18,241
Information services	51,416	25,978
Professional fees	48,791	52,048
Insurance	42,808	40,597
Other	88,392	98,933

	$721,915	$588,405

The components of operating expenses for the six months ended June 30, 2008 and 2007, respectively, are as follows:

	2008	2007

Salaries and benefits	$848,944	$728,358
Professional fees	161,959	154,944
Insurance	87,029	81,710
Information services	69,702	40,215
Stockholder relations	63,732	(255)
Other	193,103	215,591

	$1,424,469	$1,220,563

Note 9:	Stock Based Compensation

On August 16, 2007, the Company entered into a Management Stockholders Agreement with certain members of its management, Jerald L. Fenstermaker and Dan Graham, concerning the shares of Company common stock they then owned. This agreement superseded, rescinded and terminated all prior agreements the Company had with these management members regarding their shares of Company common stock. This agreement imposed certain conditions and restrictions on their shares, but most of these conditions and restrictions were satisfied when the Company’s $15.0 million line of credit financing transaction was finalized on January 31, 2008. See Note 4, Bank Line of Credit, for further discussion regarding the financing transaction. The Company determined that in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” (“FASB Statement No. 123(R)”), no incremental compensation cost resulted from entering into the Management Stockholders Agreement with these management members, and therefore the Company did not recognize any compensation expense for this event.

In connection with the Company appointing Thomas Holgate as its Senior Vice President on December 17, 2007, the Company granted Mr. Holgate 135,000 shares of its common stock and entered into a Management Stockholder Agreement with Mr. Holgate. The agreement with Mr. Holgate is substantially the same as the Company’s agreement with Messrs. Fenstermaker and Graham described above, including the conditions and restrictions on his shares, and likewise most of the conditions and restrictions on Mr. Holgate’s shares were satisfied when the Company’s financing transaction was finalized on January 31, 2008. The Company determined in accordance with FASB Statement No. 123(R) that the value of Mr. Holgate’s shares was $12,150 at the time they were granted, and therefore the Company recognized this amount as compensation expense for this event.

In connection with the Company appointing J. Kevin Maxwell as its Treasurer and Chief Financial Officer on April 21, 2008, the Company granted Mr. Maxwell 100,000 shares of its common stock. This grant was not made subject to any contractual conditions or restrictions.

Additionally, on April 21, 2008, the Company entered into a Management Compensation Plan with its executive officers, Jerald L. Fenstermaker, Thomas Holgate and J. Kevin Maxwell, pursuant to which these executive officers were granted 200,000, 100,000 and 100,000 shares, respectively, of the Company’s common stock. These shares of stock were considered fully vested when granted, but 50% of the shares granted are subject to forfeiture if the Company does not achieve the full year’s operating income for 2008 according to the Company’s board-approved 2008 operating budget, and an additional 50% of the shares granted are subject to forfeiture if the Company does not achieve the full year’s operating income for 2009 according to the board-approved 2009 operating budget. The plan also provides for performance-based cash compensation incentives.

On April 21, 2008, in connection with a new compensation arrangement for the Company’s independent directors (i.e. all directors other than Jerald L. Fenstermaker), the Company also granted 10,000 shares to each of its four independent directors. Each director’s shares are subject to forfeiture if the director does not continue his service as a Company director through March 31, 2009.

The Company determined in accordance with FASB Statement No. 123(R) that the value of all the shares granted to executive officers and directors on April 21, 2008, was $48,600 at the time they were granted, and therefore the Company recognized this amount as compensation expense for these events.

Note 10:	Discontinued Foreign Operations

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated. As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the three and six months ended June 30, 2008 and 2007, respectively, were as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues	$153,426	$217,694	$328,788	$432,042
Income (loss) before income taxes	$72,677	$(65,649)	$3,300	$(158,936)
Net income (loss)	$72,677	$(65,649)	$3,300	$(158,936)
Basic and diluted earnings (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $90,551 and $134,129 during the three month and six month periods ended June 30, 2008, respectively, and made cash interest payments totaling $35,352 and $49,965 during the three month and six month periods ended June 30, 2007.

The Company made no cash payments for income taxes during the three month and six month periods ended June 30, 2008 and 2007.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” and “expect,” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with business expansion; (ii) the ability to obtain sufficient outside debt and/or equity financing on terms acceptable to us in order to meet our cash requirements over the coming 12 months; (iii) our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company; and (iv) the risk of adverse economic conditions lessening demand for our products.

Readers are referred to the caption “Risk Factors” appearing at the end of ITEM 1, Description of Business in our annual report on Form 10-KSB, filed on March 21, 2008, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In the past, the Company’s Canadian subsidiary acquired a variety of consumer installment contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. In the second quarter ended June 30, 2008, the subsidiary ceased purchasing consumer installment contracts, the existing outstanding contracts were purchased by the Company, and the subsidiary was liquidated. These contracts will be serviced by the Company until the remaining balances are collected. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding receivables from automobile-secured Installment Contracts is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
December 31, 2007	87%
June 30, 2008	92%

The Company plans to devote the majority of its marketing resources and efforts to acquiring sub-prime automobile loans. In addition to closely monitoring this trend, the Company’s management will focus on the following:

(1)	Consistently acquiring an increasing volume of sub-prime automobile-secured Installment Contracts, through our point-of-sale programs, that meet the Company’s underwriting guidelines;

(2)	Obtaining additional outside debt and/or equity financing to meet the Company’s future cash requirements;

(3)	Minimizing the credit losses in the Installment Contracts portfolio; and

(4)
Monitoring key performance measures, including cost per loan acquired, book to look ratio (computed as the number of contracts acquired compared to the number of credit applications received/reviewed), turnaround time for responding to credit applications submitted by dealers, and turnaround time for funding a loan package submitted by a dealer.

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months and six months ended June 30, 2008 and 2007. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Installment Contracts acquired during the period (total principal amount)	$3,077,478	$1,923,809	$5,115,911	$4,220,144
Purchase price of Installment Contracts acquired	$2,922,811	$1,812,580	$4,852,299	$3,979,528
Percentage of dollar amount paid to principal balance acquired	95.0%	94.2%	94.8%	94.3%
Number of Installment Contracts acquired during the period (a)	281	255	504	558
Average principal balance acquired	$10,952	$7,544	$10,151	$7,563
Acquisition cost per acquired Installment Contract (including overhead)	$650	$600	$644	$618
Monthly servicing cost per Installment Contract (including overhead) (b)	$26.65	$19.76	$27.74	$20.78

(a) Increase in the number of contracts acquired during the three months ended June 30, 2008 compared to 2007 is a result of the increase in installment contracts purchased in the United States, offset by a decrease in volume and cessation of Canadian contract purchases by the Company’s Canadian subsidiary, T.C.G. – The Credit Group, Inc. (TCG) during the period. Decline in the number of contracts acquired in the six months ended June 30, 2008 compared to 2007 is a result of the decrease in volume and cessation of Canadian installment loan purchases by TCG, offset by an increase in loan purchase volume in the United States during the period.
(b) Increase reflects a restructure of the Company’s collection department and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity.

Results of Operations

Interest Income

Our interest income totaled $649,990 and $1,272,912 for the three months and six months ended June 30, 2008, respectively, compared to $675,031 and $1,326,201 for the three months and six months ended June 30, 2007. The decline in interest income for the three and six months ended June 30, 2008 as compared to 2007 is attributed primarily to the decline in the outstanding balance of the Canadian installment loan portfolio and lower yields experienced in 2008, offset by an increase in volume of installment contract purchases in the United States.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months and six months ended June 30, 2008 and 2007, respectively:

	For the Three Months Ended June 30, 2008 and 2007

	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,948,199	$641,091	23.42%	$10,862,527	$661,242	24.35%
Cash and cash equivalents	2,159,137	8,899	1.65%	1,653,357	13,592	3.29%
Notes receivable	-	-	0.00%	6,212	197	12.75%

Total	$13,107,336	$649,990	19.84%	$12,522,096	$675,031	21.56%

	For the Six Months Ended June 30, 2008 and 2007

	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$10,707,955	$1,252,686	23.40%	$10,693,998	$1,301,004	24.33%
Cash and cash equivalents	2,147,192	20,226	1.88%	1,505,649	24,807	3.30%
Notes receivable	—	—	0.00%	6,212	390	12.56%

Total	$12,855,147	$1,272,912	19.80%	$12,205,859	$1,326,201	21.73%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2007 and the first six months of 2008 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs in the United States. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Also, beginning January 1, 2008, the Company adopted Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). Loan costs deferred under SFAS 91 are amortized as an offset to interest income over the expected outstanding terms of the loans. Amortization of SFAS 91 costs amounted to $12,357 and $15,959 for the three and six months ended June 30, 2008, respectively.

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

	For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$5,267	$(25,418)	$(20,151)
Cash and cash equivalents	7,449	(12,141)	(4,692)
Notes receivable	(99)	(99)	(198)

Total Interest Income	$12,617	$(37,658)	$(25,041)

	For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$1,696	$(50,013)	$(48,317)
Cash and cash equivalents	8,312	(12,894)	(4,582)
Notes receivable	(195)	(195)	(390)

Total Interest Income	$9,813	$(63,102)	$(53,289)

Interest Expense

We incurred interest expense of $173,834, including $72,252 amortization of deferred financing fees and amortization of discount on note payable, and $83,729, including $44,916 amortization of deferred financing fees, during the three months ended June 30, 2008 and 2007, respectively. We incurred interest expense of $277,039, including $122,048 amortization of deferred financing fees and amortization of discount on note payable, and $150,195, including $89,832 amortization of deferred financing fees, during the six months ended June 30, 2008 and 2007, respectively. Our interest expense increased as a result of the outstanding balance on our line of credit increasing from 2007 to 2008, and the amortization of costs associated with obtaining the line of credit.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $108,794 and $140,414 for the three months and six months ended June 30, 2008, respectively, compared to $376,891 and $741,214 for the three months and six months ended June 30, 2007, respectively. The decrease in the provision for the three months and six months ended June 30, 2008 compared to 2007 is a result of an decrease in net charge-offs as a percent of net contracts to 3.07% and 4.60% for the three months and six months ended June 30, 2008, respectively, from 10.59% and 12.28% for the three months and six months ended June 30, 2007, respectively. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $721,915 and $1,424,469 for the three months and six months ended June 30, 2008, respectively, compared to $588,405 and $1,220,563 for the three months and six months ended June 30, 2007, respectively. A summary of these expenses follows:

	Three Months Ended June 30,
	2008	2007	Percent Change

Salaries and benefits	$431,524	$352,608	22.38%
Stockholder relations	58,984	18,241	223.36%
Information services	51,416	25,978	97.92%
Professional fees	48,791	52,048	-6.26%
Insurance	42,808	40,597	5.45%
Other	88,392	98,933	-10.65%
Total	$721,915	$588,405	22.69%

	Six Months Ended June 30,
	2008	2007	Percent Change

Salaries and benefits	$848,944	$728,358	16.56%
Professional fees	161,959	154,944	4.53%
Insurance	87,029	81,710	6.51%
Information services	69.702	40,215	73.32%
Stockholder relations	63,732	-255	250.93%
Other	193,103	215,591	-10.43%
Total	$1,424,469	$1,220,563	16.71%

Salaries and benefits increased for the three and six months ended June 30, 2008 as compared to 2007 as a result of additional salaried individuals employed by the Company and related recruiting and moving expenses incurred, an increase in sales commissions paid to individuals employed by the Company to market our financing programs, and stock grant expense incurred in connection with the shares granted to Company management during the quarter ended June 30, 2008. As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees decreased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily as a result of the timing of audit and tax fee billings. Professional fees increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of an increase in the number of SEC filings in 2008 as compared to 2007 necessitated by the liquidation of the Company’s subsidiary and other company issues requiring reporting. Insurance expense increased due to higher premiums experienced in 2008, the result of an increase in coverage limits of our directors and officers liability insurance policy. Information services increased for the three and six month periods ended June 30, 2008 as compared to 2007, as a result of the Company’s implementation of installment loan origination and underwriting systems during the quarter ended June 30, 2008. Stockholder relations increased for the three months ended June 30, 2008 compared to 2007 as a result of the timing of the accrual of costs associated the Company’s 2008 annual meeting. In addition, Stockholder relations increased for the six month period ended June 30, 2008 compared to 2007, as a result of certain credits against Stockholder relations expenses recognized in the first quarter of 2007 that did not recur in 2008. Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, and travel.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2008 was approximately $650 and $644, respectively, per contract as compared to $600 and $618 for the three month and six month periods ended June 30, 2007, respectively. This increase in average acquisition cost is a result of increased sales and marketing staff employed by the Company, and costs of new origination and underwriting systems utilized during the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007. These increases were offset by an increase in acquisition costs deferred under SFAS 91. In accordance with SFAS 91 we deferred $64,216 direct costs associated with originating loans during the six month period ending June 30, 2008. These deferred costs are included in “Other assets” on the Company’s balance sheet and are being amortized over the estimated terms of the related loans in accordance with SFAS 91. Also the Company’s book to look ratio increased during the quarter ended June 30, 2008, serving to further offset acquisition costs. For the three month and six month periods ended June 30, 2008, the Company’s book to look ratio was 4.10% and 3.96%, respectively, compared to 3.84% and 3.98% for the three month and six month periods ended June 30, 2007. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2008 was $26.65 and $27.74, respectively, per serviced contract, as compared to $19.76 and $20.78 during the three month and six month periods ended June 30, 2007, respectively. Management anticipates that this average servicing cost per contract will decrease as the size of the portfolio of Installment Contracts increases due to efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

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

Gain on Liquidation of Subsidiary

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. - The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. As these receivables are denominated in a foreign (Canadian) currency, the Company continues to be subject to risks associated with foreign exchange rate movements. TCG’s building and equipment were sold in June 2008. The proceeds of the building and equipment sale were held in escrow and were received by the Company in July 2008, The Company has recorded the $251,463 sale proceeds as “Other receivable” on its balance sheet as of June 30, 2008. The Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated, and as a result of the liquidation, the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008.

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $3,077,478 and $5,115,911, respectively, during the three months and six months ended June 30, 2008.  We invested cash of approximately $2,922,501 and $4,848,786, respectively, to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,677,815, net of an allowance for credit losses of $811,376, at December 31, 2007 to $11,065,482, net of an allowance for credit losses of $675,940, at June 30, 2008.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of June 30, 2008 and December 31, 2007 follows:

	June 30, 2008			December 31, 2007
	United States	Canada	Total	United States	Canada	Total
Automobiles	$10,292,624	$917,267	$11,209,891	$8,315,799	$1,198,809	$9,514,608
Other	-	986,510	986,510	-	1,348,009	1,348,009
Total	10,292,624	1,903,777	12,196,401	8,315,799	2,546,818	10,862,617

Less
Unearned discount	413,416	41,563	454,979	302,992	70,434	373,426
Allowance for credit losses	569,794	106,146	675,940	670,222	141,154	811,376
Net	$9,309,414	$1,756,068	$11,065,482	$7,342,585	$2,335,230	$9,677,815

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$10,292,624	100%	$1,903,776	100%	$12,196,401	100%

Period of delinquency:
31 - 60 days	90,036	0.88%	130,888	6.86%	220,924	1.82%
61 - 90 days	83,197	0.81%	58,802	3.09%	141,999	1.16%
91 – 120 days	93,577	0.91%	2,573	0.14%	96,150	0.79%
121+ days	36,315	0.35%	8,100	0.43%	44,415	0.36%

Total	$303,125	2.95%	200,363	10.52%	$503,488	4.13%

	December 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,315,799	100%	$2,546,818	100%	$10,862,617	100%

Period of delinquency:
31 - 60 days	860,278	10.35%	66,197	2.60%	926,475	8.53%
61 - 90 days	290,704	3.50%	34,582	1.36%	325,286	2.99%
91 – 120 days	137,936	1.66%	18,243	0.72%	156,179	1.44%
121+ days	122,776	1.48%	-	0.00%	122,776	1.13%

Total	$1,411,694	16.99%	$119,022	4.68%	$1,530,716	14.09%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$9,879,209	$1,862,213	$11,741,422	$8,202,005	$2,757,315	$10,959,320

Installment Contracts, net of unearned discounts, average during the period (1)	$8,901,432	$2,046,767	$10,948,199	$8,069,527	$2,793,000	$10,862,527

Gross charge-offs	$231,978	$27,477	$259,455	$374,182	$48,958	$423,140
Recoveries	164,182	11,306	175,488	119,671	16,010	135,681

Net charge-offs	$67,796	$16,171	$83,967	$254,511	$32,948	$287,459

Net charge-offs as a % of avg. contracts during the period, annualized	3.05%	3.16%	3.07%	12.62%	4.72%	10.59%

(1) - Average is based on month-end balances

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$9,879,209	$1,862,214	$11,741,422	$8,202,005	$2,757,315	$10,959,320

Installment Contracts, net of unearned discounts, average during the period (1)	$9,538,374	$2,203,870	$11,742,244	$7,856,033	$2,837,965	$10,693,998

Gross charge-offs	$722,840	$78,198	$801,038	$700,558	$149,218	$849,776
Recoveries	500,554	30,317	530,871	143,101	50,325	193,426

Net charge-offs	$222,286	$47,881	$270,167	$557,457	$98,893	$656,350

Net charge-offs as a % of avg. contracts during the period, annualized	4.66%	4.35%	4.60%	14.19%	6.97%	12.28%

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

Our allowance for credit losses was $675,940 at June 30, 2008 compared to $811,376 at December 31, 2007. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 5.76% at June 30, 2008 and 7.74% at December 31, 2007. The allowance for credit losses was 24.35% and 20.31% of past due accounts and 134.25% and 49.73% of accounts considered delinquent as of June 30, 2008 and 2007 respectively. As of December 31, 2007, delinquent accounts, defined as accounts more than 30 days contractually past due, totaled 14.09% of our outstanding Installment Contracts. As of June 30, 2008, delinquent accounts totaled 4.13% of our outstanding Installment Contracts.

Beginning in December 2007, the Company devoted senior management personnel to its account servicing and collection efforts. New controls and systems were implemented by Management to better monitor delinquent accounts, resulting in fewer delinquencies and credit losses. As a result of the improved overall performance of our loan portfolio, the Company’s management has determined that our allowance for credit losses will remain constant for the remainder of 2008, and the Company will record net loan charge-offs as a charge to earnings through the provision for bad debts during this period.

During the six months ended June 30, 2008, our net Installment Contracts increased $1,252,231. This increase was the result of a $1,587,445 increase in automobile-secured contracts offset by a $335,214 decrease in all other Installment Contracts. The $1,587,445 increase in automobile-secured Installment Contracts was comprised of a $1,880,243 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $278,957 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and a $13,841 decrease in Installment Contracts acquired through bulk purchases.

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

During the six months ended June 30, 2008, we experienced net charge-offs of $270,167, which represented 4.60% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2007, we experienced net charge-offs of $1,386,862, which represented 12.89% of our average outstanding Installment Contracts during the year.

The allowance for credit losses as of June 30, 2008 of $675,940 is 5.76% of our outstanding net Installment Contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of June 30, 2008.

The following tables set forth the activity in the allowance for credit losses for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$527,753	$122,460	$650,213	$560,536	$158,480	$719,016

Charge-offs	(231,978)	(27,477)	(259,455)	(374,182)	(48,958)	(423,140)
Recoveries	164,182	11,306	175,488	119,671	16,010	135,681

Net charge-offs	(67,796)	(16,171)	(83,967)	(254,511)	(32,948)	(287,459)

Provision for credit losses	109,837	(1,043)	108,794	359,812	17,079	376,891

Effect of foreign currency translation	-	900	900	-	14,556	14,556

Balance at end of period	$569,794	$106,146	$675,940	$665,837	$157,167	$823,004

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$670,222	$141,154	$811,376	$551,192	$169,775	$720,967

Charge-offs	(722,840)	(78,198)	(801,038)	(700,558)	(149,218)	(849,776)
Recoveries	500,554	30,317	530,871	143,101	50,325	193,426

Net charge-offs	(222,286)	(47,881)	(270,167)	(557,457)	(98,893)	(656,350)

Provision for credit losses	121,858	18,556	140,414	672,102	69,112	741,214

Effect of foreign currency translation	-	(5,683)	(5,683)	-	17,173	17,173

Balance at end of period	$569,794	$106,146	$675,940	$665,837	$157,167	$823,004

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $18,500,000 (roughly 1,800 Installment Contracts) over the coming 12 months. We expect to pay between 94% and 95% of the outstanding principal balance for these Installment Contracts, or a total of approximately $17,500,000. We expect to fund these acquisitions from a combination of internally generated cash flow and additional bank financing. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing, we will be unable to meet our Installment Contracts acquisition objectives.

The Company began 2008 with $1,857,695 cash on hand and had cash on hand of $1,819,793 at June 30, 2008. Operating activities provided cash of $156,481 during the six month period ended June 30, 2008.

We invested cash of approximately $2,923,000 and $4,849,000, respectively, to acquire Installment Contracts during the three month and six month periods ended June 30, 2008. We collected principal payments on our Installment Contracts of approximately $1,595,000 and $2,887,185, respectively, during the three month and six month periods ended June 30, 2008.

During the three months and six months ended June 30, 2008 the Company received net advances on its bank line of credit totaling $1,596,000 and $4,676,000, respectively, to partially fund the acquisition of Installment Contracts and to pay in full the line of credit with its previous lender. Total advances outstanding under the line of credit agreement at June 30, 2008 totaled approximately $3,902,000.

We paid financing fees totaling $472,347 during the six months ended June 30, 2008 in connection with fund raising activities performed by our investment banking firms. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of June 30, 2008.

The Company spent approximately $26,000 upgrading its underwriting and loan servicing systems during the six months ended June 30, 2008. The Company had no additional material commitments for capital expenditures as of June 30, 2008. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and customers have 20 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $2,073,000 as of June 30, 2008. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of June 30, 2008 are:

2008	$23,993
2009	48,875
2010	48,875
2011	48,875
Thereafter	77,387
Total	$248,005

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value. The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K’s filed on August 17, 2007, and December 17, 2007.

The Company had no other off-balance sheet arrangements as of June 30, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this item.

ITEM 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	Controls and Procedures

Not applicable.

PART III. - OTHER INFORMATION

ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)
10.26	Management Compensation Plan (2)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286), and incorporated herein by reference.

(2) Filed as an Exhibit to the Company’s Form 8-K filed on April 25, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: August 11, 2008	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)