Form 10-Q
period 2008-09-30
FREEDOM FINANCIAL GROUP INC
filed 2008-11-06
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 6, 2008 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and stockholders’ equity and cash flows for the nine-month period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Weaver & Martin, LLC

Kansas City, Missouri
November 6, 2008

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,699,731	$1,857,695
Finance receivables, net	14,036,115	9,677,815
Accrued interest receivable	147,151	124,980
Property and equipment, net	59,229	274,426
Deferred financing costs	364,723	76,365
Deferred origination costs	102,051	—
Other assets	48,950	17,861

Total assets	$16,457,950	$12,029,142

Liabilities and Stockholders’ Equity

Liabilities
Bank line of credit	$6,905,708	$1,503,567
Accounts payable	31,889	20,489
Accrued expenses	59,221	32,838
Accrued compensation costs	30,132	58,112
Other liabilities	10,823	51,381

Total liabilities	7,037,773	1,666,387

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 and 19,927,001 shares issued at September 30, 2008 and December 31, 2007 respectively; 20,462,543 and 19,922,543 shares outstanding at September 30, 2008 and December 2007, respectively	2,047	1,993
Additional paid-in-capital	13,882,348	13,802,873
Retained earnings (deficit)	(4,367,822)	(5,041,509)
Accumulated other comprehensive income (loss)	(96,003)	1,599,791
Treasury stock, at cost; 4,458 shares	(393)	(393)

Total stockholders’ equity	9,420,177	10,362,755

Total liabilities and stockholders’ equity	$16,457,950	$12,029,142

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues
Interest income	$789,875	$679,924	$2,062,787	$2,006,125
Other income	43,425	50,006	126,920	148,865

Total revenues	833,300	729,930	2,189,707	2,154,990

Interest Expense	213,585	65,604	490,624	215,799

Revenues After Interest Expense	619,715	664,326	1,699,083	1,939,191

Provision for Credit Losses	196,704	420,623	337,118	1,161,837

Net Revenues After Provision for Credit Losses	423,011	243,703	1,361,965	777,354

Operating Expenses	644,060	646,367	2,068,528	1,866,929

Operating Loss	(221,049)	(402,664)	(706,563)	(1,089,575)

Gain on Liquidation of Subsidiary	—	—	1,380,250	—

Income (Loss) before Income Taxes	(221,049)	(402,664)	673,687	(1,089,575)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(221,049)	$(402,664)	$673,687	$(1,089,575)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.02)	$0.03	$(0.05)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

Balance, December 31, 2006	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$0	$11,139,001

Net loss	—	—	—	(1,445,030)	—	—	(1,445,030)

Foreign currency translation adjustment	—	—	—	—	668,937	—	668,937

Comprehensive loss	—	—	—	—	—	—	(776,093)

Purchase of treasury stock	(139,458)	—	—	—	—	(12,303)	(12,303)

Stock Grant	135,000	—	240	—	—	11,910	12,150

Balance, December 31, 2007	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755

Net income	—	—	—	673,687	—	—	673,687

Foreign currency translation adjustment	—	—	—	—	(96,003)	—	(96,003)

Comprehensive income	—	—	—	—	—	—	577,684

Liquidation of subsidiary	—	—	—	—	(1,599,791)	—	(1,599,791)

Stock warrants issued	—	—	30,929	—	—	—	30,929

Stock grant	540,000	54	48,546	—	—	—	48,600

Balance, September 30, 2008	20,462,543	$2,047	$13,882,348	$(4,367,822)	$(96,003)	$(393)	$9,420,177

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income (loss)	$673,687	$(1,089,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	34,345	36,935
Provision for credit losses	337,118	1,161,837
Deferred discount income	(244,889)	(285,191)
Recovery of charged-off finance receivables	696,966	528,109
Liquidation of subsidiary	(1,457,047)	—
Stock grant expense	48,600	—
Deferral of origination costs	(146,655)	—
Amortization of deferred financing fees	194,300	115,207
Amortization of deferred origination costs	45,260	—
Changes in
Other assets	157,628	(26,586)
Accounts payable and accrued expenses	35,213	(115,579)
Change in cumulative foreign exchange loss	(96,002)	―
Net cash provided by operating activities	278,524	325,157

Investing Activities
Purchase of finance receivables	(9,515,932)	(5,819,725)
Principal collected on finance receivables	4,267,962	4,490,121
Payments of dealer reserves	(15,534)	(9,344)
Payments of dealer holdbacks	(10,320)	(53,139)
Purchase of property and equipment	(66,136)	(1,770)
Net cash used in investing activities	(5,339,960)	(1,393,857)

Financing Activities
Payment of deferred financing fees	(472,347)	(37,336)
Line of credit advances, net	5,422,760	1,180,887
Purchase of treasury stock	―	(12,303)
Net cash provided by financing activities	4,950,413	1,131,248

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(46,940)	210,375

Net Increase (Decrease) in Cash and Cash Equivalents	(157,963)	272,923

Cash and Cash Equivalents, Beginning of Period	1,857,694	1,276,994

Cash and Cash Equivalents, End of Period	$1,699,731	$1,549,917

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

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprise a single reporting segment, the “Company.” The Company’s investment in TCG was liquidated in May 2008. See Note 10, Discontinued Foreign Operations, for further discussion of the liquidation of TCG. All significant intercompany transactions have been eliminated in consolidation.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting as of January 1, 2003, the effective date of the Plan of Reorganization.

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at September 30, 2008 and December 31, 2007, respectively:

	2008	2007

Automobiles	$14,599,668	$9,514,608
Other	700,276	1,348,009
Total finance receivables	15,299,944	10,862,617

Less
Unearned discount	613,970	373,426
Allowance for credit losses	649,859	811,376
	1,263,829	1,184,802
Net finance receivables	$14,036,115	$9,677,815

Approximately 9% and 23% of the above finance receivables as of September 30, 2008 and December 31, 2007, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at September 30, 2008, were as shown in the following table. The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2008	$1,887,238
2009	6,751,937
2010	5,680,069
2011	4,258,912
2012	2,122,164
2013	227,414
Total	$20,927,734

Activity in the allowance for credit losses related to finance receivables for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning of period	$675,940	$823,004	$811,376	$720,967
Provision charged to expense	196,704	420,623	337,118	1,161,837
Losses charged off	(384,599)	(525,314)	(1,185,637)	(1,375,090)
Recoveries	166,095	170,923	696,966	364,349
Effect of foreign currency translation	(4,281)	13,455	(9,964)	30,628
Balance, end of period	$649,859	$902,691	$649,859	$902,691

The Company’s nonearning finance receivables totaled $84,711 at September 30, 2008. The Company provided an allowance for credit losses related to these receivables of $50,826.

Note 4:	Bank Line of Credit

On January 31, 2008, the Company entered into a Revolving Credit Loan and Security Agreement (“the Loan Agreement”) with ReMark Lending Co. a division of ReMark Capital Group, LLC. for a line of credit of up to $15,000,000.  At the closing, which occurred on the same date, the Company executed and delivered to the Lender a promissory note in the principal amount of $15,000,000, bearing interest at the greater of 6.00% or prime rate, plus 2.00%, adjusted daily. The maximum loan amount is limited to the Maximum Average Advance Rate scale as specified in the Loan Agreement. The initial Maximum Average Advance Rate of 45% of eligible receivables will increase incrementally each quarter until February, 2009 when the rate for the remaining term of the loan becomes 80% of eligible receivables. The Loan Agreement also contains a Minimum Utilization Percentage which mandates a minimum outstanding balance required under the facility. The initial Minimum Utilization Percentage of 20% increased incrementally through August 2008 when the minimum required utilization became 50% of the facility for the remaining term of the loan. Under the terms of the Note, the Company is required to make monthly payments of interest, fees, and principal (if a borrowing base deficiency with respect to principal exists), with the entire principal balance and accrued interest due January 2010.  The amount due under the Note may be accelerated upon a default by the Company, which includes failure to make a payment when it is due.  As security for the Note, the Company granted the Lender a security interest in all assets of the Company.  The Company’s previously outstanding line of credit balance with Heartland Bank was paid in full with the initial proceeds of the line.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any of the loan agreement covenants as of September 30, 2008.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

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

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,990,255 as of September 30, 2008. These commitments generally expire 20 days after they are issued if unused. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of September 30, 2008 are:

2008	$12,219
2009	48,875
2010	48,875
2011	48,875
Thereafter	77,387
Total	$236,231

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

The Company had no other commitments as of September 30, 2008.

Note 7:	Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Since the effect of converting the common stock warrants would be anti-dilutive for the three months and nine months ended September 30, 2008 and 2007, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the three and nine months ended September 30, 2008 and 2007, was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(221,049)	$(402,664)	$673,687	$(1,089,575)

Weighted Average Shares	20,462,543	19,836,050	20,241,813	19,896,351

Per share amount	$(0.01)	$(0.02)	$0.03	$(0.05)

Note 8:	Operating Expenses

The components of operating expenses for the three and nine months ended September 30, 2008 and 2007, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Salaries and benefits	$394,005	$379,820	$1,242,949	$1,108,178
Professional fees	45,730	52,228	207,689	207,172
Information services	109,065	32,388	178,767	72,603
Insurance	42,073	39,847	129,102	121,557
Stockholder relations	5,305	48,717	69,037	48,462
Deferred origination costs	(83,164)	—	(147,380)	—
Other	131,046	93,367	388,364	308,957

	$644,060	$646,367	$2,068,528	$1,866,929

Note 9:	Stock Based Compensation

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

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated. As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the three and nine months ended September 30, 2008 and 2007, respectively, were as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues	$118,400	$204,184	$447,188	$636,226
Income (loss) before income taxes	$81,140	$(132,654)	$84,440	$(291,590)
Net income (loss)	$81,140	$(132,654)	$84,440	$(291,590)
Basic and diluted earnings (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $143,895 and $278,024 during the three month and nine month periods ended September 30, 2008, respectively, and made cash interest payments totaling $40,586 and $90,551 during the three month and nine month periods ended September 30, 2007.

The Company made no cash payments for income taxes during the three month and nine month periods ended September 30, 2008 and 2007.

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

Overview

We are a consumer finance company specializing in the acquisition, collection and servicing of sub-prime automobile loans purchased primarily from independent used car dealers. We invest significant amounts of cash to acquire motor vehicle Installment Contracts. We generate cash over the terms of those Installment Contracts in the form of interest and principal payments we collect.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers. In the past, the Company’s Canadian subsidiary acquired a variety of consumer installment contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases. In May 2008, the subsidiary ceased purchasing consumer installment contracts, the existing outstanding contracts were purchased by the Company, and the subsidiary was liquidated. These contracts will be serviced by the Company until the remaining balances are collected. On a consolidated basis, the Company’s portfolio of outstanding Installment Contracts has been increasingly comprised of sub-prime automobile loans. The trend in the percentage of the Company’s outstanding receivables from automobile-secured Installment Contracts is as follows:

December 31, 2003	17%
December 31, 2004	45%
December 31, 2005	79%
December 31, 2006	84%
December 31, 2007	87%
September 30, 2008	95%

The Company plans to continue to devote the majority of its marketing resources and efforts to acquiring sub-prime automobile loans. The Company’s management intends to focus on the following:

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

The Company considers the determination of the allowance for credit losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance for credit losses that management believes is adequate to absorb reasonably estimable probable losses in the Company’s portfolio of Installment Contracts. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of the Company’s portfolio of Installment Contracts and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, value of collateral, the amount and timing of expected future cash flows on delinquent loans, estimated losses and general amounts for historical loss experience. The process also considers prevailing and expected future economic conditions, uncertainties in estimating losses and inherent risks in the Installment Contracts portfolio. All of these factors may be subject to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that would adversely impact our earnings in future periods. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the headings Results of Operations – Provision for Credit Losses and Financial Condition– Asset Quality.

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

Selected Financial Data

The following table presents selected unaudited summary information for the three months and nine months ended September 30, 2008 and 2007. This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Installment Contracts acquired during the period (total principal amount)	$4,938,542	$1,970,256	$10,054,453	$6,190,400
Purchase price of Installment Contracts acquired	$4,675,904	$1,876,172	$9,528,203	$5,855,701
Percentage of dollar amount paid to principal balance acquired	94.7%	95.2%	94.8%	94.6%
Number of Installment Contracts acquired during the period	450	228	870	786
Average principal balance acquired	$10,975	$8,641	$10,539	$7,876
Acquisition cost per acquired Installment Contract (including overhead)	$679	$620	$677	$645
Monthly servicing cost per Installment Contract (including overhead)	$15.74	$18.03	$21.94	$21.02

Results of Operations

Interest Income

Our interest income totaled $789,875 and $2,062,787 for the three months and nine months ended September 30, 2008, respectively, compared to $679,924 and $2,006,125 for the three months and nine months ended September 30, 2007. The increase in interest income for the three and nine months ended September 30, 2008 as compared to 2007 is attributed primarily to the increase in volume of installment contract purchases in the United States offset by a decline in the outstanding balance of the Canadian installment loan portfolio and lower yields experienced in 2008.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months and nine months ended September 30, 2008 and 2007, respectively:

	For the Three Months Ended September 30, 2008 and 2007
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$13,138,352	$782,829	23.83%	$10,976,506	$665,434	24.25%
Cash and cash equivalents	1,764,458	7,046	1.60%	1,542,192	14,286	3.71%
Notes receivable	-	-	0.00%	6,212	204	13.14%

Total	$14,902,810	$789,875	21.20%	$12,524,910	$679,924	21.71%

	For the Nine Months Ended September 30, 2008 and 2007
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$11,576,767	$2,035,513	23.44%	$10,780,469	$1,966,438	24.32%
Cash and cash equivalents	2,026,838	27,272	1.79%	1,491,600	39,093	3.49%
Notes receivable	—	—	0.00%	6,212	594	12.75%

Total	$13,603,605	$2,062,785	20.22%	$12,278,281	$2,006,125	21.79%

The decrease in yield on our Installment Contracts is primarily the result of changes in the mix of our portfolio. Throughout 2007 and the first nine months of 2008 our portfolio of Installment Contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs in the United States. These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, small ticket leases, loans secured by home appliances and other consumer goods and loans for bulk food purchases. Also, beginning January 1, 2008, the Company adopted Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). Loan costs deferred under SFAS 91 are amortized as an offset to interest income over the expected outstanding terms of the loans. Amortization of SFAS 91 costs amounted to $29,371 and $45,330 for the three and nine months ended September 30, 2008, respectively.

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

	For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$128,596	$(11,201)	$117,395
Cash and cash equivalents	2,456	(9,697)	(7,241)
Notes receivable	(102)	(101)	(203)

Total Interest Income	$130,950	$(20,999)	$109,951

	For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$109,958	$(40,881)	$69,077
Cash and cash equivalents	5,748	(17,569)	(11,821)
Notes receivable	(297)	(297)	(594)

Total Interest Income	$115,409	$(58,747)	$56,662

Interest Expense

We incurred interest expense of $213,585, including $72,252 amortization of deferred financing fees and amortization of discount on note payable, and $65,604, including $25,375 amortization of deferred financing fees, during the three months ended September 30, 2008 and 2007, respectively. We incurred interest expense of $490,624, including $194,300 amortization of deferred financing fees and amortization of discount on note payable, and $215,799, including $115,207 amortization of deferred financing fees, during the nine months ended September 30, 2008 and 2007, respectively. Our interest expense increased as a result of the increase in the outstanding balance of our line of credit from 2007 to 2008, and the amortization of costs associated with obtaining the line of credit.

Provision for Credit Losses

Our consolidated provision for credit losses totaled $196,704 and $337,118 for the three months and nine months ended September 30, 2008, respectively, compared to $420,623 and $1,161,837 for the three months and nine months ended September 30, 2007, respectively. The decrease in the provision for the three months and nine months ended September 30, 2008 compared to 2007 is a result of an decrease in net charge-offs as a percent of net contracts to 6.65% and 5.63% for the three months and nine months ended September 30, 2008, respectively, from 12.91% and 12.53% for the three months and nine months ended September 30, 2007, respectively. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Financial Condition – Asset Quality for a discussion of the Company’s delinquencies and actual credit loss experience and its allowance for credit losses. As the Company continues to acquire Installment Contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will likewise increase.

Operating Expenses

Our operating expenses totaled $644,060 and $2,068,528 for the three months and nine months ended September 30, 2008, respectively, compared to $646,367 and $1,866,929 for the three months and nine months ended September 30, 2007, respectively. A summary of these expenses follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Salaries and benefits	$394,005	$379,820	3.73%	$1,242,949	$1,108,178	12.16%
Professional fees	45,730	52,228	-12.44%	207,689	207,172	0.25%
Information services	109,065	32,388	236.75%	178,767	72,603	146.23%
Insurance	42,073	39,847	5.59%	129,102	121,557	6.21%
Stockholder relations	5,305	48,717	-89.11%	69,037	48,462	42.46%
Deferred origination costs	(83,164)	—	-100.00%	(147,380)	—	-100.00%
Other	131,046	93,367	40.36%	388,364	308,957	25.70%
Total	$644,060	$646,367	-0.36%	$2,068,528	$1,866,929	10.80%

Salaries and benefits increased for the three and nine months ended September 30, 2008 as compared to 2007 primarily as a result of an increase in sales commissions paid to individuals employed by the Company to market our financing programs and stock grant expense incurred in connection with shares granted to Company management and directors during the quarter ended June 30, 2008. These increases were partially offset by a decrease in other employee costs resulting from fewer individuals being employed by the Company as compared to the prior year. As the Company continues to grow we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees decreased during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of legal and accounting fees incurred by our former subsidiary, T.C.G. – The Credit Group, Inc., in 2007 that did not recur in 2008. Information services increased for the three and nine month periods ended September 30, 2008 as compared to 2007, as a result of the Company’s implementation of installment loan origination and underwriting systems during the quarter ended June 30, 2008 and ongoing costs incurred as a result of the use of these systems. Insurance expense increased due to higher premiums experienced in 2008, the result of an increase in coverage limits of our directors and officers liability insurance policy. Stockholder relations decreased for the three months ended September 30, 2008 compared to 2007 as a result of the second quarter 2008 accrual of costs associated the Company’s 2008 annual meeting. In addition, Stockholder relations increased for the nine month period ended September 30, 2008 compared to 2007, as a result of certain credits against Stockholder relations expenses recognized in the first quarter of 2007 that did not recur in 2008. SFAS 91 was implemented by the Company effective January 1, 2008 therefore there were no Deferred Origination Costs in 2007. Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, bank charges, and travel. Other expenses have increased in 2008 primarily as a result of travel expenses and other costs incurred in the course of marketing our financing programs to independent automobile dealers, and increased supplies and postage costs resulting from our growing loan portfolio.

Our growth plan, if achieved, will cause our operating costs to increase over time.

The Company’s average cost to acquire an Installment Contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2008 was approximately $679 and $677, respectively, per contract as compared to $620 and $645 for the three month and nine month periods ended September 30, 2007, respectively. This increase in average acquisition cost is a result of increased sales and marketing staff employed by the Company and associated costs, and costs of origination and underwriting systems implemented and utilized during 2008 as compared to 2007. These increases have been offset by increases in the Company’s book to look ratio during the three and nine month periods ended September 30, 2008. For the three month and nine month periods ended September 30, 2008, the Company’s book to look ratio in the United States was 4.43% and 4.19%, respectively, compared to 3.61% and 3.85% for the three month and nine month periods ended September 30, 2007. Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us, and by following up on approved applications to encourage the placement of the financing applied for with us as opposed to a competitor.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2008 was $15.74 and $21.94, respectively, per serviced contract, as compared to $18.03 and $21.02 during the three month and nine month periods ended September 30, 2007, respectively. The decrease for the quarter ended September 30, 2008 reflects a restructure of the Company’s collection department and resulting gains in efficiency, and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity. Management anticipates that this average servicing cost per contract will continue to decrease as the size of the portfolio of Installment Contracts increases due to continued efficiency gains and economies of scale. The Company does not pay affiliates to engage in collection efforts.

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

Gain on Liquidation of Subsidiary

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. TCG’s building and equipment were sold in June 2008. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. As these receivables are denominated in a foreign (Canadian) currency, the Company continues to be subject to risks associated with foreign exchange rate movements. The Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated, and as a result of the liquidation, the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008.

Financial Condition

Installment Contracts Portfolio

Finance receivables consist of our portfolio of Installment Contracts. The Company acquired Installment Contracts with outstanding principal balances totaling $4,938,542 and $10,054,453, respectively, during the three months and nine months ended September 30, 2008.  We invested cash of approximately $4,675,904 and $9,528,203, respectively, to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $9,677,815, net of an allowance for credit losses of $811,376, at December 31, 2007 to $14,036,115, net of an allowance for credit losses of $649,859, at September 30, 2008.

All of the Company’s Installment Contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses. Discounts on purchased Installment Contracts are recognized as income over the respective contractual terms using methods that approximate the interest method. A summary of our Installment Contracts portfolio as of September 30, 2008 and December 31, 2007 follows:

	September 30, 2008			December 31, 2007
	United States	Canada	Total	United States	Canada	Total
Automobiles	$13,871,370	$728,298	$14,599,668	$8,315,799	$1,198,809	$9,514,608
Other	-	700,276	700,276	-	1,348,009	1,348,009
Total	13,871,370	1,428,574	15,299,944	8,315,799	2,546,818	10,862,617

Less
Unearned discount	590,250	23,720	613,970	302,992	70,434	373,426
Allowance for credit losses	569,796	80,063	649,859	670,222	141,154	811,376
Net	$12,711,324	$1,324,791	$14,036,115	$7,342,585	$2,335,230	$9,677,815

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

We calculate delinquency based on the number of days payments are contractually past due. The following table sets forth information with respect to the delinquency of our portfolio of Installment Contracts as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$13,871,370	100%	$1,428,574	100%	$15,299,944	100%

Period of delinquency:
31 - 60 days	265,144	1.91%	92,231	6.46%	357,375	2.34%
61 - 90 days	145,132	1.05%	14,925	1.04%	160,057	1.05%
91 – 120 days	35,539	0.26%	11,782	0.82%	47,321	0.31%
121+ days	26,266	0.19%	11,123	0.78%	37,389	0.24%

Total	$472,081	3.40%	$130,061	9.10%	$602,142	3.94%

	December 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	$8,315,799	100%	$2,546,818	100%	$10,862,617	100%

Period of delinquency:
31 - 60 days	860,278	10.35%	66,197	2.60%	926,475	8.53%
61 - 90 days	290,704	3.50%	34,582	1.36%	325,286	2.99%
91 – 120 days	137,936	1.66%	18,243	0.72%	156,179	1.44%
121+ days	122,776	1.48%	-	0.00%	122,776	1.13%

Total	$1,411,694	16.99%	$119,022	4.68%	$1,530,716	14.09%

The following tables set forth information with respect to actual credit loss experience in our portfolio of Installment Contracts for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$13,281,120	$1,404,854	$14,685,974	$8,416,243	$2,688,734	$11,104,977

Installment Contracts, net of unearned discounts, average during the period (1)	$11,510,460	$1,627,893	$13,138,353	$8,309,170	$2,667,336	$10,976,506

Gross charge-offs	$330,190	$54,409	$384,599	$472,168	$53,146	$525,314
Recoveries	162,787	3,308	166,095	155,195	15,728	170,923

Net charge-offs	$167,403	$51,101	$218,504	$316,973	$37,418	$354,391

Net charge-offs as a % of avg. contracts during the period, annualized	5.82%	12.56%	6.65%	15.26%	5.61%	12.91%

(1) - Average is based on month-end balances

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$13,281,120	$1,404,854	$14,685,974	$8,416,243	$2,688,734	$11,104,977

Installment Contracts, net of unearned discounts, average during the period (1)	$9,569,122	$2,007,645	$11,576,767	$8,002,691	$2,777,779	$10,780,470

Gross charge-offs	$1,053,030	$132,607	$1,185,637	$1,172,726	$202,364	$1,375,090
Recoveries	663,341	33,625	696,966	298,296	66,053	364,349

Net charge-offs	$389,689	$98,982	$488,671	$874,430	$136,311	$1,010,741

Net charge-offs as a % of avg. contracts during the period, annualized	5.43%	6.57%	5.63%	14.57%	6.54%	12.50%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of Installment Contracts. The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis. In performing these periodic evaluations, management follows an appropriately-documented methodology. This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies, Judgments and Estimates. The Company incurs a charge against its earnings, as a provision for credit losses, based on this analysis as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Results of Operations– Provision for Credit Losses.

Our allowance for credit losses was $649,859 at September 30, 2008 compared to $811,376 at December 31, 2007. As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.43% at September 30, 2008 and 7.74% at December 31, 2007. The allowance for credit losses was 18.42% and 20.74% of past due accounts and 107.92% and 49.62% of accounts considered delinquent as of September 30, 2008 and 2007 respectively. As of December 31, 2007, delinquent accounts, defined as accounts more than 30 days contractually past due, totaled 14.09% of our outstanding Installment Contracts. As of September 30, 2008, delinquent accounts totaled 3.94% of our outstanding Installment Contracts. The delinquent accounts as a percent of outstanding Canadian Installment Contracts increased from 4.68% to 9.10% from December 31, 2007 to September 30, 2008. This percentage increase is a result of the declining balance of this liquidation portfolio, and the increase in dollar amount of delinquent accounts is not considered significant.

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

During the nine months ended September 30, 2008, our net Installment Contracts increased $4,196,783. This increase was the result of a $4,802,305 increase in automobile-secured contracts offset by a $605,522 decrease in all other Installment Contracts. The $4,802,305 increase in automobile-secured Installment Contracts was comprised of a $5,283,795 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $466,008 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and a $15,482 decrease in Installment Contracts acquired through bulk purchases.

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

During the nine months ended September 30, 2008, we experienced net charge-offs of $488,671, which represented 5.63% of our average outstanding Installment Contracts during the period. During the year ended December 31, 2007, we experienced net charge-offs of $1,386,862, which represented 12.89% of our average outstanding Installment Contracts during the year.

The allowance for credit losses as of September 30, 2008 of $649,859 is 4.43% of our outstanding net Installment Contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of September 30, 2008.

The following tables set forth the activity in the allowance for credit losses for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$569,794	$106,146	$675,940	$665,837	$157,167	$823,004

Charge-offs	(330,190)	(54,409)	(384,599)	(472,168)	(53,146)	(525,314)
Recoveries	162,787	3,308	166,095	155,195	15,728	170,923

Net charge-offs	(167,403)	(51,101)	(218,504)	(316,973)	(37,418)	(354,391)

Provision for credit losses	167,403	29,301	196,704	400,569	20,054	420,623

Effect of foreign currency translation	-	(4,281)	(4,281)	-	13,455	13,455

Balance at end of period	$569,794	$80,065	$649,859	$749,433	$153,258	$902,691

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$670,222	$141,154	$811,376	$551,192	$169,775	$720,967

Charge-offs	(1,053,030)	(132,607)	(1,185,637)	(1,172,726)	(202,364)	(1,375,090)
Recoveries	663,341	33,625	696,966	298,296	66,053	364,349

Net charge-offs	(389,689)	(98,982)	(488,671)	(874,430)	(136,311)	(1,010,741)

Provision for credit losses	289,261	47,857	337,118	1,072,671	89,166	1,161,837

Effect of foreign currency translation	-	(9,964)	(9,964)	-	30,628	30,628

Balance at end of period	$569,794	$80,065	$649,859	$749,433	$153,258	$902,691

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.

The Company’s growth strategy requires the Company to increase its acquisitions of Installment Contracts. We intend to acquire Installment Contracts with principal balances totaling approximately $19,200,000 (roughly 1,900 Installment Contracts) over the coming 12 months. We expect to pay between 94% and 95% of the outstanding principal balance for these Installment Contracts, or a total of approximately $18,000,000. We expect to fund these acquisitions from a combination of internally generated cash flow and additional bank financing. We can give no assurance that we will be able to secure such additional financing on terms acceptable to us. If we are unable to secure such additional financing, we will be unable to meet our Installment Contracts acquisition objectives.

The Company began 2008 with $1,857,695 cash on hand and had cash on hand of $1,699,731 at September 30, 2008. Operating activities provided cash of $278,524 during the nine month period ended September 30, 2008.

We invested cash of approximately $4,667,000 and $9,516,000, respectively, to acquire Installment Contracts during the three month and nine month periods ended September 30, 2008. We collected principal payments on our Installment Contracts of approximately $1,381,000 and $4,268,000, respectively, during the three month and nine month periods ended September 30, 2008.

During the three months and nine months ended September 30, 2008 the Company received net advances on its bank line of credit totaling $3,000,000 and $5,422,760, respectively, to partially fund the acquisition of Installment Contracts and to pay in full the line of credit with its previous lender. Total advances outstanding under the line of credit agreement at September 30, 2008 totaled approximately $6,926,000.

We paid financing fees totaling $472,347 during the nine months ended September 30, 2008 in connection with fund raising activities performed by our investment banking firms. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year. The Company was not in violation of any financial covenants as of September 30, 2008.

The Company spent approximately $35,000 upgrading its underwriting and loan servicing systems during the nine months ended September 30, 2008. The Company had no additional material commitments for capital expenditures as of September 30, 2008. We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel. We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain Installment Contracts from its customers. Each commitment is essentially an “offer” by the Company to purchase a specific Installment Contract that the Company has pre-approved, and customers have 20 days to “accept” the offer by selling to the Company the pre-approved Installment Contract. The Company had outstanding commitments to acquire Installment Contracts totaling approximately $1,990,255 as of September 30, 2008. Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under certain noncancelable operating leases for premises and equipment with terms ranging up to 60 months. Future minimum payments under these noncancelable operating leases as of September 30, 2008 are:

2008	$12,219
2009	48,875
2010	48,875
2011	48,875
Thereafter	77,387
Total	$236,231

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

The Company had no other off-balance sheet arrangements as of September 30, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. Controls and Procedures

Not applicable.

PART II. - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on August 21, 2008:

1. The re-election of Stephen J. Gore and Vernon S. Schweigert to the Company’s Board of Directors, each for a three year term.

Stephen J. Gore	For — 12,922,192	Withheld — 1,820,636
Vernon S. Schweigert	For — 12,625,213	Withheld — 2,117,615

The terms of office of directors Jerald L. Fenstermaker, Robert T. Chancellor, and Troy A. Compton continued after the meeting.

2. The ratification of the appointment of Weaver and Martin, LLC to serve as the Company’s independent accountants for the fiscal year ended December 31, 2008:

For — 13,040,599 Against — 1,050,461  Abstain — 651,768

3. The approval of amendments to the Company’s Certificate of Incorporation and Bylaws reducing the meeting quorum requirement from a majority to 35% of the Company’s outstanding shares:

For — 11,499,987 Against — 1,908,623 Abstain — 755,440 Broker Non-Votes — 578,778

ITEM 6. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
3.2.2	Amendment to Bylaws
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date: November 6, 2008	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)