Form 10-K
period 2008-12-31
FREEDOM FINANCIAL GROUP INC
filed 2009-03-11
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number 000-51286

FREEDOM FINANCIAL GROUP, INC.

(Exact name of registrant specified in its charter)
Delaware	43-1647559
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3058 East Elm Street, Springfield, Missouri  65802

(Address of principal executive offices)

Registrant’s telephone number, including area code:  417-886-6600

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 10, 2009 was $1,652,974

APPLICABLE ONLY TO REGISTRANTS IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                               Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of March 10, 2009, 20,462,543 shares of common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2009 annual meeting of the registrant’s stockholders.

TABLE OF CONTENTS

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect,” “may,” “will,” “should,” “could,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements.  The Company cautions that, by their nature, forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions, both known and unknown, and actual results may differ materially from those expressed, contemplated or implied by the forward looking statements or could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.  We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
(i)	the risks associated with business expansion;
(ii)	economic and market conditions, including the risk of adverse economic conditions lessening demand for our products;
(iii)	volatility of market prices and rates that could affect the value of investments or collateral held by the Company as security for the obligations of its customers;
(iv)	political events, including legislative, regulatory, judicial or other developments that affect the Company;
(v)	our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company;
(vi)	our ability to attract and retain skilled individuals;
(vii)
the pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks and operations of the Company’s business effectively;

(viii)	risk of litigation filed against the Company; and
(ix)	inflation/deflation.

For additional information regarding these and other risks, see Item 1A -Risk Factors.  Any forward-looking statements made or incorporated by reference in this annual report on Form 10-K or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file annual, quarterly and current reports and other information with the SEC.  You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site to the SEC’s Web site to access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) or the Securities Exchange Act of 1934 (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PART I.

ITEM 1.	BUSINESS

General

Freedom Financial Group, Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation formed in 2001, is the successor (through Chapter 11 bankruptcy) to Stevens Financial Group, Inc. (“SFG”), formerly known as Sinclair Financial Group, Inc.  The Company is a specialized consumer finance company engaged in the purchasing, servicing and collection of motor vehicle retail installment contracts originated by independent used automobile dealerships.  Our focus is on acquiring consumer installment contracts collateralized by motor vehicles ranging in age from one to eight years old at the date of acquisition, entered into with purchasers who have sub-prime credit (i.e., purchasers with credit scores below 620, or due to other circumstances, the purchasers have limited or no access to traditional sources of consumer credit) but meet certain underwriting requirements.

Headquartered in Springfield, Missouri, we currently market our point-of-sale automobile financing programs in Missouri, Illinois, Oklahoma, Kansas, Tennessee and Indiana.

During 2008, the Company liquidated its wholly-owned Canadian subsidiary, T.C.G.-The Credit Group Inc. (“TCG”), which was a Winnipeg, Manitoba-based consumer finance company specializing in originating, purchasing, servicing and collecting sub-prime automobile-secured and other retail installment contracts.  The Company purchased TCG’s outstanding installment contracts and intends to service the contracts until fully collected.

The Company's website address is www.ffgrp.net.

The Company collectively refers to all motor vehicle installment contracts, consumer installment contracts and small ticket leases that it acquires as “installment contracts.”  The Company also collectively refers to all automobile dealerships, sales merchants and lease brokers from whom it acquires installment contracts as “customers.”

The Company has one reporting segment and all revenues, gains, expenses, losses, assets and liabilities are reported through this segment.

The year ended December 31, 2008 was the first year that the Company had positive earnings.  These positive earnings are largely a result of the $1,380,250 nonoperating gain recognized on the liquidation of our former subsidiary, TCG, during the quarter ended June 30, 2008.  Excluding this nonoperating gain, for the year ended December 31, 2008, the Company would have had a net loss of $1,077,218.

Market and Competition

The Company operates in a highly competitive market.  The automobile finance and general consumer finance markets historically have been served by a variety of financial institutions, including the captive finance affiliates of major automotive manufacturers,1 banks, savings institutions, credit unions, independent finance companies and leasing companies.  Many of these competitors have significantly greater experience and financial resources than the Company, and offer a wider variety of financing alternatives.  The current state of the economy and the resulting tight credit market has led some of our competitors to reduce lending while others have discontinued lending completely.  This has resulted in an increased number of customers seeking financing from us. As a result, the Company has been able to be more selective in the installment contracts it purchases, resulting in an improvement in the quality of the installment contracts purchased.

We compete for the purchase and origination of installment contracts that meet our underwriting criteria on the basis of emphasizing our personal relationships with our customers, by delivering consistently high levels of service and providing fast response time to our customers

Business and Growth Strategy

Our goal is to increase the Company’s profitability and create long-term shareholder value by engaging in the following strategies:

Targeted Market and Product Focus:  We target the sub-prime automobile financing market.  The Company’s primary focus is establishing a point-of-sale automobile financing program (whereby the Company buys individual installment contracts at the time of the automobile sale) through select independent dealers of pre-owned automobiles in certain geographic markets.  Our point-of-sale automobile financing program is currently marketed in Missouri, Illinois, Kansas, Oklahoma, Indiana and Tennessee.  As of December 31, 2008 approximately 97% of our installment contracts portfolio was comprised of automobile-secured installment contracts.

Our strategy is to increase the volume of installment contracts we acquire through our point-of-sale automobile financing program.  We anticipate achieving an increase in volume through expansion of our financing program in the geographic regions we currently serve and through the marketing of our program in selected new regions contiguous to the regions in which we have established market presence.  We believe that by selectively acquiring sub-prime installment contracts from independent used car dealers through our point-of-sale automobile financing program we can achieve acceptable yields while maintaining a manageable level of risk in our portfolio.  There can be no assurance that this strategy will be successful.

1 This refers to finance companies created by automobile manufacturers to service the finance needs of their customers, such as GMAC for General Motors products and Ford Motor Credit Company for Ford Motor Company products.

In the past, the Company’s former Canadian subsidiary, TCG, had acquired other types of installment contracts, including small ticket leases,2 loans secured by home appliances and other consumer goods, and loans for bulk food purchases.  With the liquidation of TCG these contracts were purchased by the Company, and the Company continues to service these contracts.  These types of installment contracts will comprise a steadily declining share of our overall portfolio as the Company collects the balances remaining on these receivables.

The installment contracts that we typically acquire through our point-of-sale automobile financing program have the following general characteristics:  a) principal balances between $5,000 and $19,000; b) maturities between 24 months and 60 months; c) interest rates at or near the maximum allowable by law, typically between 16% and 25%; d) obligors with credit scores of 475 and above; e) loan-to-value ratios up to 110%; and f) secured by vehicles one to eight years old.  Independent dealers of pre-owned automobiles that generate installment contracts with characteristics similar to these are, and will continue to be, the primary focus of our marketing efforts and resources.

Expansion of Dealership Customer Base:  We have established relationships with over 400 independent used car dealers in the regions in which we conduct our business.  Our strategy requires us to increase the number of these customers with which we do business and increase the volume of installment contracts we acquire from these customers.

Personalized Dealer Service Approach:  We strive to provide a high level of service to our customers by fostering personal relationships between our Business Development Representatives and our customers’ personnel.  Generally, our Business Development Representatives live in proximity to the customers with which they work, such that they are able to make regular personal visits to our customers to answer questions, resolve issues and facilitate business between the customers and the Company.

Computerized Information Systems:  Our business strategy includes implementation of state-of-the-art computer information systems.  We believe that computer information systems can be a critical factor in the success of specialized consumer finance companies because of the efficiencies that can be gained by using such systems.  Since 2006, we have been using Megasys, Inc., an industry leading software system, for all of our loan accounting, servicing and collections activities.  In the second quarter of 2008, we began utilizing a “front-end” internet based underwriting system, TCI, which is integrated with our loan accounting and collections software.  With the implementation of the new underwriting system, the Company is able to:

•	receive credit applications directly, reducing the need for manual data entry;
•	automatically obtain an applicant’s credit bureau report;

2“Small ticket leases,” as defined by the Company, consist of consumer and small business lease contracts in amounts up to $25,000.  These contracts are secured by a wide variety of merchandise including computers, electronics, office furniture, signage and display units and restaurant equipment and are acquired through a network of leasing brokers who work on behalf of various merchants and their customers.

•	compute debt ratios and generate a preliminary underwriting decision based on our underwriting criteria;
•	route the application to the appropriate internal underwriter for final disposition; and
•	generate letters of approval, conditional approval and denial automatically and send them electronically to the customer.

Centralized Processes:  We operate from our principal place of business in Springfield, Missouri.  Substantially all of our underwriting, funding, servicing and collections activities are conducted from this location.  By performing these functions from a centralized location, as opposed to multiple branch locations, we believe we can achieve operating efficiencies that will reduce costs as our portfolio of installment contracts increases.

Adherence to Underwriting Guidelines:  The Company has developed underwriting guidelines for each product that it believes will produce relatively high yields while maintaining a manageable level of losses.  The Company’s underwriters are instructed to follow these guidelines, and any exceptions to these guidelines must be approved by the Company’s senior management.  We believe that strict adherence to our underwriting guidelines prevents the Company from acquiring as many installment contracts as it would be able to under less strict guidelines.  However, we believe the market of potential installment contracts to be acquired is large enough that declining to acquire installment contracts that do not meet our underwriting criteria does not significantly impact the number of installment contracts we actually acquire.  It also helps to minimize default loss, which is more important than capturing every installment contract.

Our underwriting guidelines for installment contracts acquired in the United States through our point-of-sale program include the following criteria as of March 1, 2009:

•	Maximum principal balance of $15,000;
•	Maximum contract maturity of 54 months;
•	Minimum annual percentage rate of 16.0%;
•	Maximum age of vehicle of eight years;
•	Borrower’s income cannot be less than $1,800 per month;
•	Borrower’s debt-to-income ratio cannot be greater than 45%;
•	Borrower must have a minimum of one year at current residence or provide three years residence history; and
•	Borrower must have a minimum of one year at current employer or provide three years employment history.

There can be no assurance that our underwriting guidelines will adequately protect us against loss, especially in a recessed economy.

Funding Sources:  Maintaining liquidity will be a key to the ongoing success of the Company.  The Company funds the acquisition of installment contracts with cash generated from its operations, , and with proceeds from the line of credit we have with ReMark Lending Co.  See Note 4: Bank Line of Credit in the notes to the financial statements for information regarding our existing line of credit.

The Company’s strategy is to cultivate multiple sources of funding to avoid becoming dependent upon a single source to meet its operating needs.  The Company anticipates utilizing its current bank line of credit, raising additional debt and equity capital, and eventually obtaining secondary market financing through either the sale or securitization of its installment contracts if doing so becomes a viable option given the challenges facing our current recessed market.

The fact that our securities trade on the OTC Bulletin Board makes equity financing difficult.  There can be no assurance that these financing alternatives will be available to the Company or that the Company will be able to obtain sufficient cash to support its operations.  Additionally, if the current credit conditions continue, it may be difficult to refinance the bank line of credit in 2009, and if we default under the bank line of credit we could lose all of our assets in foreclosure.

Operations

Regions:

We operate in the United States primarily from our corporate headquarters in Springfield, Missouri.

Business Development:

The Company intends to expand the number of customers with which it conducts business.  To achieve this goal the Company has employed Business Development Representatives in selected target markets.

Our Business Development Representatives are responsible for improving our relationships with existing customers and enrolling and educating new customers to increase the number of installment contracts we acquire.  The Company currently has three Business Development Representatives employed by the Company.  Generally, our Business Development Representatives work out of home-based offices in the geographic territories in which they serve.

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

Underwriting and Purchasing of Installment Contracts

The point-of-sale underwriting process begins when a credit application is sent to us using our loan origination system via the Internet or by facsimile.  Each credit application received by the Company is routed to an internal underwriter for processing.  The underwriter reviews the application, the consumer’s credit bureau report, the proposed structure and pricing of the contract and other relevant information to determine whether to approve, decline or make a counteroffer to the customer.  Each underwriter’s lending level and approval authority is established based on each individual underwriter’s credit experience and past performance.

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

If the customer accepts the terms of approval, the customer originates the loan with the borrower using standardized forms designed to comply with applicable legal requirements of the relevant jurisdictions, and assigns the contract to us.  The customer is then required to deliver all of the necessary contract documentation to us according to a standard list of required borrower documentation.  All contract documentation is received by our funding department and assigned to a funding specialist.  The funding specialist audits the contract documentation for accuracy, completeness and consistency with the credit application and the underwriting approval.  Prior to funding, Company personnel conduct a telephone interview with the borrower to confirm specific details regarding the contract terms and the vehicle being financed. The funding specialist gives final approval upon concluding that the contract documentation meets our criteria.  Upon final approval the contract documentation is forwarded to our accounting department.  Our accounting department processes a wire transfer of funds directly into the customer’s account or prepares a check and promptly sends it to the customer.  The completed contract file is then sent to our servicing department for processing.

Servicing and Collections

We service all of the installment contracts we acquire.  The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining our security interest in the collateral and repossessing and selling collateral when necessary.

We use periodic billing statements to serve as a reminder to borrowers that they have payments coming due.  We believe this method is more effective in controlling delinquency, and therefore losses, than payment coupon books given to the borrower at the time the installment contract is acquired.

To expedite the collection process, we accept payments from borrowers in person, through the mail, through third party payment processing services and through direct debiting of the borrower’s bank account.  All payments, regardless of form, are processed by payment processing personnel.  We charge late fees, as allowed by law, on any payment received after the expiration of the applicable grace period.

Generally, after a scheduled payment remains unpaid after 60 days the Company will initiate repossession of the collateral.  However, if an Installment Contract is deemed uncollectible or if the collateral is in danger of being damaged, destroyed or made unavailable for repossession, the Company will initiate repossession of the collateral without regard to the length of payment delinquency.  We typically subcontract collateral repossession to third parties that are in the business of collateral repossession on behalf of secured parties. After the collateral is repossessed, we send a letter to the borrower notifying him/her of our intent to sell the collateral unless the borrower cures the event of default within the time prescribed by law.  If the event of default still exists after the applicable notice to sell period has expired, the Company will prepare the collateral for sale.  We sell substantially all repossessed automobiles through wholesale automobile auctions, and all other types of repossessed collateral through channels deemed appropriate by management.

Upon repossession and sale of the collateral, any deficiency balance remaining is pursued against the borrower as the Company deems practical and only to the extent permitted by law.  Generally, we will pursue collection of a deficiency balance so long as it remains profitable for us to do so.  Typically, this pursuit will average three to four months, but can last 18 months or more if a borrower continues to show a willingness to pay.  If a balance remains outstanding after the Company’s efforts to collect the deficiency balance, we will engage a collection agency that specializes in hard to collect deficiency balance accounts to attempt to collect the account.  These collection agencies typically charge fees equal to a predetermined percentage of any amounts they collect.

It is our policy to reverse all accrued interest receivable on installment contracts 91 days or more contractually past due and on installment contracts for which the collateral has been assigned for repossession.  Additionally, all installment contracts 121 days or more contractually past due for which the collateral has not been assigned for repossession are charged off.  Contracts for which the collateral has been assigned for repossession are charged off once the collateral has been sold and the recovery has been received, or when after a reasonable period of time it has been determined that the borrower has fled and the vehicle cannot be located.  After an installment contract is charged off, we attempt to collect the deficiency balance.  These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or through exercise of other legal remedies as may be appropriate.  In some cases, particularly where recovery is believed to be less likely, the installment contract may be assigned to a collection agency.

In certain unusual circumstances, the Company may offer credit-related modifications or extensions to a borrower.  These modifications and extensions are offered only when the Company believes that the borrower’s financial difficulty has been resolved or will no longer impair the obligor’s ability to make future payments as they become due.  Less than 5% of the Company’s installment contracts have been modified or extended.

Marketing and Advertising

The Company’s marketing efforts are directed primarily towards independent used automobile dealers and not towards consumers or automobile manufacturers. During 2008 the Company’s marketing efforts consisted primarily of building brand awareness throughout the regions in which we currently operate. The Company relies upon its Business Development Representatives and upon referrals from existing customers to establish relationships with new customers. The Company currently uses an insignificant amount of traditional advertising (i.e. radio, television, newspaper and magazine) and has no plans to change its utilization of such methods in the near future.

Taxation

FFG has approximately $30,000,000 of net operating loss carryforwards as of December 31, 2008 available to offset future United States federal corporate income taxes. Our ability to utilize these net operating loss carryforwards is dependent upon achieving sufficient profits in the future, which may or may not occur.

Employees

As of December 31, 2008 the Company had 21 full-time employees, none of whom were covered by collective bargaining agreements.

Government Regulation

The Company is subject to regulation, supervision and licensing under various federal, state, provincial and local statutes, ordinances and regulations.  The Company is required to comply with the laws of those jurisdictions in which it conducts operations.  We believe that we are in compliance with these laws and regulations.

Consumer Protection Laws

When the Company acquires an installment contract, it creates a creditor/debtor relationship between the Company and the consumer who executed the installment contract.  There are numerous federal and state laws and regulations that are designed to protect consumers such as those with whom the Company has a creditor/debtor relationship, including, without limitation, the following:

1)           The Truth in Lending Act requires consumer credit institutions to provide customers with accurate written information about the cost of credit, including the annual percentage rate charged and the finance charges added to the loan.  Sufficient information must be provided to allow the consumer to make a valid comparison of different lending institutions' credit terms.

2)           The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved and the reason for the rejection.

3)           The Fair Credit Reporting Act protects information collected by consumer reporting agencies such as credit bureaus.  Information in a consumer report cannot be provided to anyone who does not have a purpose specified in the Act. Companies that provide information to consumer reporting agencies have specific legal obligations, including the duty to investigate disputed information.  Under this Act credit providers are required to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

4)           The Gramm-Leach-Bliley Act (“GLB Act”) governs the handling of consumer financial information. Under the GLB Act, financial institutions have restrictions on when they may disclose a consumer's personal financial information to nonaffiliated third parties.  The GLB Act grants consumers the ability to opt-out of the disclosure of their financial information to most nonaffiliated third parties, subject to certain exceptions. In addition, the GLB Act requires financial institutions to provide notices to customers about their privacy practices and policies.

5)           Federal Trade Commission (the “FTC”) rules limit the types of property a creditor may accept as collateral to secure a consumer obligation, and its holder in due course rule provides for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. With respect to used vehicles specifically, the FTC’s rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles.

6)           The Service Members Civil Relief Act requires lenders to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

7)           The Electronic Funds Transfer Act prohibits creditors from requiring customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to us.  We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

In addition to the federal laws listed above, most states have their own versions of consumer protection laws as well as laws that specifically govern consumer installment contracts for motor vehicles and other goods.  Many of these laws impose finance charge ceilings, restrictions on late fees, default charges, and other fees that may be charged, and require contract disclosures in addition to those required under federal law.  We are also subject to similar consumer protection laws in Canada.  In some cases these provisions, if violated, could affect the Company’s ability to enforce the installment contracts it purchases or originates.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this annual report on Form 10-K.

The Company incurred an accumulated deficit and operating loss in 2008 and it cannot be assured that the Company will recognize an operating profit.

The Company had a substantial accumulated deficit as of December 31, 2008 of $4,738,477 and cumulative operating losses of $5,390,734 over the five-year period ended December 31, 2008.    We can give no assurances that the Company will show an operating profit at any time in the future.

An investment in the Company’s securities involves risk, and it cannot be determined whether and investor will receive a return on his, her or its investment.

An investment in our equity securities is speculative and involves a high degree of risk.  No one should purchase our equity securities unless such person can afford the loss of their entire investment.  Investors should be aware that they may be required to bear the financial risk of an investment in the Company for an indefinite period of time because our equity securities are thinly traded.  No assurance or guarantee can be given as to the actual amount of financial return, if any, which may result from an investment in the Company.

The Company depends on key personnel and any loss of those key personnel may adversely affect the Company’s ability to operate.

The Company is dependent upon the services and business expertise of its executive officers, including its President and Chief Executive Officer, Mr. Jerald L. Fenstermaker, its Chief Financial Officer, Mr. J. Kevin Maxwell, and its Senior Vice President, Mr. Thomas M. Holgate.  If Messrs. Fenstermaker, Holgate or Maxwell should die or become disabled or otherwise cease to participate in the Company’s business, the Company’s ability to function could be severely impaired.

The Company believes that its future success will depend upon its ability to attract and retain skilled and knowledgeable management and operations personnel.  We can give no assurance that the Company will be successful in retaining key employees or in securing the services of other qualified personnel.

The Company does not anticipate paying dividends to stockholders.

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  Any income generated from operations will be invested back in the Company to fund its future growth.  Payment of dividends on our common stock at some point beyond the foreseeable future would depend upon the Company’s profitability at that time, the amount of cash available to pay dividends, and other factors.

Our allowance for credit losses may not be sufficient to cover installment contracts that default or we may not recognize the amount of income expected on a given installment contract because such installment contract is prepaid.

By their nature, sub-prime auto loans present a high risk of default and a difficulty of recovering the value of the depreciable collateral securing the installment contract if the collateral is repossessed. Our results of operations, financial condition, cash flows and liquidity completely depend on the performance of the installment contracts we acquire.  A portion of the installment contracts we acquire will default or prepay.  Default rates are adversely affected by, among other things, economic slowdowns, which typically tighten consumer household liquidity. In the event of default, the collateral value, if any, may not cover the outstanding contract balance and the costs of recovery.  We maintain an allowance for credit losses, which reflects management’s estimate of probable credit losses.  Credit risk, which is heavily dependent upon economic factors, including, without limitation, unemployment rates, consumer debt service burden, personal income growth, dealer profitability and used vehicle prices, has a significant impact on our business.  If the allowance management estimates in a given year is inadequate, we will recognize as an expense the losses in excess of such allowance, and our results of operations would be adversely affected.

We may not be able to expand the Company’s business in accordance with our strategy because we may not be able to attract new customers or qualified personnel.

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

We experience competition in the sub-prime and near-prime lending industry which could adversely affect our earnings.

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

We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control.

We are a specialized consumer finance company whose activities are dependent upon acquiring motor vehicle installment contracts.  Our ability to acquire installment contracts in the markets in which we operate and to expand into additional markets is dependent upon the overall level of sales of used motor vehicles in those markets.  A prolonged or significant downturn in these sales could have a material adverse impact upon us, our results of operations and our ability to implement our business plan.

The used motor vehicle industry, in particular, is sensitive to adverse economic conditions.  Unemployment rates could continue to rise under the current economic uncertainty and unemployed borrowers could be unable to make their payments. Periods of rising interest rates, reduced economic activity or higher rates of unemployment generally result in a reduction in the sale of used motor vehicles and higher default rates on motor vehicle contracts.  If recessed local and national economic conditions continue for a prolonged period of time, it could have a direct and pronounced adverse effect on the Company’s results of operations.

We may recover a lower than anticipated residual value on sales of repossessed collateral or be forced to repossess higher than expected volumes of collateral, which could adversely affect our earnings.

We project expected residual values and return volumes of the vehicles we accept as collateral for the installment contracts.  Actual proceeds realized by us upon the sale of repossessed vehicles may be lower than the amount projected, which reduces the profitability of the transaction to us.  Among the factors that can affect the value of repossessed vehicles are the volume of the vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles.

Additionally, actual repossession volumes may be higher than expected and can be influenced by general economic conditions.  Our ability to resell any repossessed collateral is also dependent on, among other things, unemployment, personal income growth, used vehicle prices and other economic conditions.  If we are forced to repossess the collateral on an unexpectedly high number of installment contracts and are unable to resell the collateral securing those installment contracts or are unable to resell the collateral at or around the value we anticipate receiving for such collateral, we may be forced to incur higher than expected losses, which would adversely affect our profitability.

Our ability to operate depends on access to capital, which cannot be assured.

Our ability to operate depends on our ability to access capital.  Our ability to draw on our existing credit line depends on maintaining a borrowing base composed of installment contracts acceptable to our lender, and meeting specific financial covenants.  Continued operating losses could put the Company in covenant default.  If the company defaults on its credit line, it could lose all of its assets in foreclosure.  Under the existing economic slowdown and resulting tight credit markets, there is no assurance that the Company will be able to refinance its credit line when it matures January 31, 2010. If credit is available at that time, the rates and other terms may not be acceptable to us.

Lack of an active trading market could result in an illiquid investment for the holder.

Our common stock became eligible to be traded on the OTC Bulletin Board effective November 1, 2006.  There has been sporadic and limited trading of our stock since then.  We can give no assurance that an active market will develop, or if any such market does develop, that it will continue to exist.  To the extent that brokerage firms act as market makers for our securities on the OTC Bulletin Board, they may be a dominating influence in any market that might develop, and the degree of participation by those firms may significantly affect the price and liquidity of our common stock.  These firms may discontinue their market making activities at any time.  The prices at which our securities are traded in the market are determined by these firms and by the purchasers and sellers of our stock, and may not necessarily relate to our assets, book value, results of operations or other established and quantifiable determinants of value.  Securities like ours that are quoted on the OTC Bulletin Board are often thinly traded, susceptible to volatile price swings and often not followed by analysts.  Consequently, investors may have difficulty reselling our stock.  The Company currently has no plans to purchase common stock held by any investors.

We may be affected by changes in regulations.

We are subject to regulation, supervision and licensing under various federal, state, provincial and local statutes, ordinances and regulations that could change in a manner detrimental to our operations.  As discussed herein, we are subject to, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Gramm-Leach Bliley Act.  At any time, federal and state governments may amend these acts or pass other legislation that significantly affects the rights and obligations of consumer finance companies and the manner in which consumer finance companies carry out their lending mission and business operations.  We cannot predict whether new regulations will be promulgated or whether new legislation will be enacted, and we cannot predict the effect of any new regulations or legislation on our operations.  Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of doing business, a change in our permissible business activities, or a decrease in the size, scope or nature of our activities, which could negatively affect our financial condition and results of operations.

We rely heavily upon information systems and other technology.

After we purchase installment contracts from dealers, we manage and service the receivables.  We rely heavily upon information systems and other technology to conduct and manage our business.   To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our ability to access or accurately maintain our customer account records or otherwise, and our ability to collect on those receivables and/or satisfy our customers. While we have implemented a disaster recovery plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. We have a disaster recovery plan we believe to be reliable, however any failure or interruption could significantly harm our customer relations, risk management and profitability, which could negatively affect our financial condition and results of operations.

There may be a reduction in the number of dealers within our point-of-sale market due to current market conditions, which would reduce the number of current and potential.

Because of the current economic downturn, there is a chance that some of the dealers we target as potential customers could consolidate or otherwise go out of business.  If a reduction in the number of dealers occurs within our point-of-sale market, it may reduce the number of current and potential customers, resulting in a loss of business to us and a potential reduction in our profitability.  If our lending activities are concentrated in a smaller number of customers, our risk of loss resulting from a single event would become proportionately greater.

Furthermore, natural disasters, acts of terrorism and other events outside of our control, especially if they occur in our six-state point-of-sale market, could negatively affect us, including damaging our customers’ businesses, our real property and the collateral securing our installment contracts, and in other ways.

The foregoing list of Risk Factors does not purport to be a complete explanation of the risks involved in an investment in the Company.

ITEM 2.	PROPERTY

We conduct our principal operations at a leased facility located at 3058 E. Elm Street, Springfield, MO 65802.  This facility, under lease until July 31, 2013, is approximately 6,600 square feet and consists principally of office and document storage space.  The Company pays approximately $4,100 per month for the use of these facilities.

We believe that these facilities are suitable for our use and will be adequate to meet our needs for the foreseeable future.  We also believe that any additional space we might need in the future will be available at commercially reasonable rates.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceeding other than routine collection litigation that is incidental to the Company’s business.
As a consumer finance company, the Company can be subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violation of bankruptcy stay provisions, fraud, breach of contract, predatory lending and discriminatory treatment of credit applicants.  Some litigation against the Company could take the form of class action complaints by consumers.  The Company, as assignee of installment contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers against dealers.  The Company is also subject to other litigation common to the automobile finance industry and businesses in general.  The damages and penalties claimed by consumers and others in these types of matters can be substantial.  The relief typically requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages.

Management believes the Company has taken reasonable and appropriate actions to manage the potential risks of litigation that may be associated with the Company’s business activities as described above.  These steps include, among others, implementing appropriate underwriting practices and controls, relying on legal documentation believed to comply with applicable legal requirements, and complying with the legal requirements applicable to collection activities.  However, no assurance can be given that these actions will be sufficient to protect against all potential claims and litigation risks, that the Company will be able to successfully defend against all claims that may be asserted, or that the determination of any such claim in a manner adverse to the Company would not have a material adverse affect on the Company.

ITEM 4.	SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  On November 1, 2006 the Company’s common stock began trading on the OTC Bulletin Board, under the symbol “FFGR”.  Prior to such date, the Company’s common stock did not trade in a recognized trading market. The following table sets forth the high and low sales prices per share as reported by the OTC Bulletin Board for the periods shown:

	High	Low
January 1 – March 31, 2007	.30	.20
April 1 – June 30, 2007	.25	.12
July 1 – September 30, 2007	.15	.11
October 1 – December 31, 2007	.15	.07
January 1 – March 31, 2008	.15	.09
April 1 – June 30, 2008	.10	.09
July 1 – September 30, 2008	.13	.10
October 1 – December 31, 2008	.15	.08

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.  As of March 10, 2009, there were approximately 2,900 holders of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.  The Company did not have any securities authorized for issuance under any equity compensation plans as of December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto, and other information included or incorporated by reference herein.

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

The Company’s primary focus is on acquiring sub-prime automobile loans from independent used car dealers.  The Company’s former Canadian subsidiary, TCG, in the past acquired a variety of consumer installment contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.  During 2008, TCG was liquidated and the Company purchased TCG’s outstanding portfolio of consumer installment contracts. The Company intends to service the Canadian portfolio until the balances are fully collected or written off.  On a consolidated basis, the Company’s portfolio of outstanding installment contracts has been increasingly comprised of sub-prime automobile loans.  The percentage of the Company’s installment contracts portfolio has increasingly been comprised of sub-prime automobile loans.  Our portfolio consisted of 97% and 88% sub-prime automobile loans at December 31, 2008 and December 31, 2007, respectively

Since 2007, the Company has devoted all of its marketing resources and efforts to acquiring sub-prime automobile loans. Over the course of the next year the Company’s management will be focused on the following:

•	Consistently acquiring an increasing volume of sub-prime automobile installment contracts that meet the Company’s underwriting guidelines;

•	Minimizing credit losses in the installment contracts portfolio; and

•
Monitoring key performance measures, including cost per loan acquired, book-to-look ratio (computed as the number of contracts acquired compared to the number of credit applications received/reviewed), turnaround time for responding to credit applications submitted by dealers, and turnaround time for funding a loan package submitted by a dealer.

In addition, the Company’s management continues to monitor the impact of current economic conditions on the Company. We continuously scrutinize delinquency rates, vehicle repossessions, bankruptcies, and other data for trends that may require us to update our underwriting standards, increase our reserve for bad debts, or take some other action.  We regularly observe unemployment statistics and information regarding worker layoffs for major employers in areas we offer our financing programs that would necessitate an appropriate action, such as offering extensions or loan modifications, on a case by case basis, to borrowers who have suffered temporary income disruptions.  Currently, less than 5% of the Company’s installment contracts have been modified or extended. We do not expect loan modifications or extensions to increase significantly as a percent of the total loan portfolio over the next 12 months.

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

The Company considers the determination of the allowance for credit losses to involve a higher degree of subjective judgment and complexity than its other significant accounting policies.  The allowance for credit losses is calculated with the objective of maintaining an allowance for credit losses that management believes is adequate to absorb reasonably estimable probable losses in the Company’s portfolio of installment contracts.  Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of the Company’s portfolio of finance receivables, credit loss history, and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, value of collateral, the amount and timing of expected future cash flows on delinquent loans, estimated losses and general amounts for historical loss experience.  The process also considers prevailing and expected future economic conditions, uncertainties in estimating losses and inherent risks in the installment contracts portfolio.  All of these factors may be subject to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that would adversely impact our earnings in future periods.

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

Selected Financial Information for the Years Ended December 31, 2008 and 2007

The following table presents selected information regarding our operations during the past two fiscal years.  This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 8, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	2008			2007
	United			United
	States	Canada *	Total	States	Canada	Total
Installment contracts acquired during the year (total principal amount)	$13,596,216	$485,898	$14,082,114	$5,655,068	$1,888,152	$7,543,220

Purchase price of Installment contracts Acquired	$12,862,561	$461,699	$13,324,260	$5,354,341	$1,784,102	$7,138,443

Percentage of dollar amount paid to principal balance acquired	94.60%	95.02%	94.62%	94.68%	94.49%	94.63%

Number of installment contracts acquired during the year	1,231	84	1,315	546	411	957

Average principal balance acquired	$11,045	$5,785	$10,709	$10,357	$4,594	$7,882

* Purchases of Canadian finance receivables were discontinued in May 2008.

Results of Operations and Comparison for the Years Ended December 31, 2008 and 2007

Interest Income

Our consolidated interest income totaled $2,970,931 and $2,675,752 for the years ended December 31, 2008 and 2007, respectively.  The following table presents information relative to the average balances and interest rates of our interest earning assets for the years ended December 31, 2008 and 2007, respectively.

	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
Installment Contracts	$12,615,899	$2,936,804	23.28%	$10,760,310	$2,620,030	24.35%
Cash and cash equivalents	2,035,104	34,127	1.68%	1,550,864	55,060	3.55%
Notes receivable	-	-	0.00%	4,778	662	13.85%
Total	$14,651,003	$2,970,931	20.28%	$12,315,952	$2,675,752	21.73%

The decrease in yield on our installment contracts is primarily the result of amortization of deferred origination costs during 2008, as well as lending to borrowers with higher credit scores, and changes in the mix of our portfolio.  Beginning January 1, 2008, the Company adopted Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS91”).  Loan costs deferred under SFAS 91 are amortized as an offset to interest income over the expected outstanding terms of the loans. Amortization of SFAS 91 costs amounted to $94,462 for the year ended December 31, 2008. Our financing program utilizes the borrower’s credit score to determine the contracted loan interest rate and acquisition fee to be charged. Lower rates are offered to borrowers with higher credit scores.  During 2008, the average borrower’s credit scores for installment contracts purchased by the Company increased as compared to 2007 as a result of the Company being more selective in purchasing installment contracts. The majority of installment contracts purchased by the Company have been entered into with borrowers with credit scores ranging from 475 to 620. Throughout 2007 and 2008 our portfolio of installment contracts has been increasingly comprised of contracts acquired through our point-of-sale automobile financing programs.  These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, and contracts purchased by our former Canadian subsidiary which include small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.

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

	For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$344,206	$(27,432)	$316,774
Cash and cash equivalents	3,019	(23,952)	(20,933)
Notes receivable	(331)	(331)	(662)

Total Interest Income	$346,894	$(51,715)	$295,179

Interest Expense

We incurred interest expense of approximately $746,000 and $265,000 during 2008 and 2007 respectively on the outstanding balance of our bank lines of credit.  We draw on the line of credit to fund the purchase of installment contracts and to fund our operating activities when necessary.  Our interest expense increased as a result of the increase in the outstanding balance of our line of credit from 2007 to 2008, and the amortization of costs associated with obtaining the line of credit.

Provision for Credit Losses

Our consolidated provision for credit losses decreased from $1,444,441 in 2007 to $601,374 during 2008.  This decrease is primarily the result of a decrease in net charge offs experienced in our United States portfolio of installment contracts during 2008.  See Item 7, Management’s Discussion and Analysis - Financial Condition - Asset Quality for a discussion of the Company’s delinquencies and actual credit loss experience and its allowance for credit losses. As the Company continues to acquire installment contracts, and the average contracts receivable outstanding increases, we typically expect that the charge to our earnings for credit losses will likewise increase, despite the charge decreasing in 2008.

Operating Expenses

Our operating expenses increased $215,623, from $2,649,535 during 2007 to $2,865,158 during 2008 – an increase of 8%.  A summary of these expenses follows:

			Percent
	2008	2007	Change
Salaries and benefits	$1,728,064	$1,547,576	11.66%
Professional fees	322,157	368,304	-12.53%
Information services	271,988	91,350	197.74%
Insurance	170,664	161,156	5.90%
Deferral of origination costs	(232,475)	-	-
Other	604,760	481,149	25.69%
Total	$2,865,158	$2,649,535	8.14%

Salaries and benefits increased as a result of an increase in sales commissions paid to individuals employed by the company to market our financing programs, stock grant expense incurred in connection with shares granted to Company management, and employee relocation expenses paid. These increases were partially offset by a decrease in other employee costs resulting from fewer individuals being employed by the Company as compared to the prior year. As the Company continues to grow we expect our salaries and benefit costs to increase, but anticipate that as a percentage of total revenues these costs will decrease. Professional fees decreased as a result of a termination fee paid in 2007 to our former investment banking firm that did not recur in 2008, offset by the accrual of 2008 audit and tax fees.  Information services increased as a result of the Company’s implementation of installment loan origination and underwriting systems during the year and ongoing costs incurred as a result of the use of these systems.    Insurance expense increased as a result of higher insurance premiums experienced in 2008 caused by an increase to the coverage limit of our directors’ and officers’ liability insurance policy.  The Company began deferring origination costs with the January 1, 2008 implementation of SFAS 91, therefore there were no Deferred Origination Costs in 2007.  Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, postage, supplies, communications, advertising, travel, bank charges, and stockholder relations.  Other operating expenses increased as a result of an increase in bank charges resulting from the Company’s utilization of lockbox services required by its current line of credit agreement, and lower offsetting interest income received on excess cash balances, and an increase in stockholder relations expense resulting from the accrual of annual meeting expenses.    In addition, Other expenses have increased as a result of travel and advertising expenses incurred in the course of marketing the Company’s financing programs to independent automobile dealers, and increased supplies and postage costs necessitated by our growing loan portfolio.

Our growth plan, if achieved, will cause our operating expenses to increase over time.

The Company’s average cost to acquire an installment contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) in the United States during 2008 was approximately $722 per contract as compared to $717 for the year ended December 31, 2007.  Average acquisition costs have been impacted by costs incurred as a result of the Company’s utilization of loan underwriting systems offset by an improvement in the Company’s book-to-look ratio.  For the year ended December 31, 2008, the Company’s book-to-look ratio in the United States was 4.2% compared to 3.6% for the year ended December 31, 2007.  Management is attempting to increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved by us.

The Company’s average monthly cost to service an installment contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the year ended December 31, 2008 was $20.13 per serviced contract as compared to $21.92 during the year ended December 31, 2007.  Management anticipates that this average servicing cost per contract will continue to decrease as the size of the portfolio of installment contracts increases due to efficiency gains and economies of scale. The Company does not pay any outside agencies to engage in collection efforts.

The Company formally tracks our response time for responding to credit applications submitted by dealers and our response time for funding loan packages submitted by dealers, and we monitor these statistics on a daily basis.  Our goal is to reduce these response times to better serve the needs of our customers.  We believe that reducing these response times will also reduce our overall costs of underwriting and funding.

Gain on Liquidation of Subsidiary

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, TCG, based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. TCG’s building and equipment were sold in June 2008. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected or written off. As these receivables are denominated in a foreign (Canadian) currency, the Company continues to be subject to risks associated with foreign exchange rate movements. The Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated, and as a result of the liquidation, the Company recognized a $1,380,250 nonoperating gain in the quarter ended June 30, 2008.

Comparison of Financial Condition at December 31, 2008 and 2007

Installment Contracts Portfolio

The Company acquired installment contracts with outstanding principal balances totaling $14,802,114 and $7,543,220 during the years ended December 31, 2008 and 2007, respectively.  We invested cash of approximately $13,310,000 and $7,190,000, respectively, to acquire these contracts.  This increase is a result of additional Business Development Representatives hired by the Company in early 2008, increased marketing efforts, efficiencies gained in underwriting and processing new loans as a result of implementing loan underwriting systems, and increased available liquidity under the Company’s current line of credit.  The Company expects that its portfolio of installment contracts will continue to grow over the next 12 months.  The Company anticipates that its portfolio will grow at a somewhat lower rate however during 2009 than 2008 unless we are able to increase the maximum amount available under our existing line of credit.

Our portfolio of installment contracts, net of allowances for credit losses, increased from $9,677,815, net of an allowance for credit losses of $811,376, at December 31, 2007, to $15,938,361, net of an allowance for credit losses of $639,799, at December 31, 2008.

All of the Company’s installment contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses.  Discounts on purchased installment contracts are recognized as income over the respective contractual terms using methods that approximate the interest method.  A summary of our installment contracts portfolio as of December 31, 2008 and 2007, respectively, follows:

	December 31, 2008			December 31, 2007
	United States	Canada	Total	United States	Canada	Total
Automobiles	$16,327,262	$514,603	$16,841,865	$8,315,799	$1,198,809	$9,514,608
Other	-	466,626	466,626	-	1,348,009	1,348,009
Total	16,327,262	981,229	17,308,491	8,315,799	2,546,818	10,862,617

Less

Unearned discount	718,717	11,614	730,331	302,992	70,434	373,426
Allowance for credit losses	569,794	70,005	639,799	670,222	141,154	811,376
Net	$15,038,751	$899,610	$15,938,361	$7,342,585	$2,335,230	$9,677,815

Asset Quality

Substantially all of the installment contracts we acquire are considered sub-prime and are subject to a high degree of risk of default by the obligors.  We define sub-prime installment contracts as those contracts entered into by borrowers with credit scores below 620, or because of other circumstances, have limited or no access to traditional sources of consumer credit.

Charge-offs directly impact our earnings and cash flows.  To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket collateral, attempt to collect deficiency balances, and employ other servicing and collection techniques as we deem appropriate.

We calculate delinquency based on the number of days payments are contractually past due.  The following table sets forth information with respect to the delinquency of our portfolio of installment contracts as of December 31, 2008 and 2007, respectively:

	December 31, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.
Installment Contracts	16,327,262	100%	981,228	100%	17,308,490	100%

Period of delinquency:
31 - 60 days	392,693	2.41%	70,388	7.17%	463,081	2.68%
61 - 90 days	228,915	1.40%	33,887	3.45%	262,802	1.52%
91 - 120 days	38,276	0.23%	34,230	3.49%	72,506	0.42%
121+ days	51,720	0.32%	7,317	0.75%	59,037	0.34%

Total	711,604	4.36%	145,822	14.86%	857,426	4.95%

	December 31, 2007
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.
Installment Contracts	8,315,799	100%	2,546,818	100%	10,862,617	100%

Period of delinquency:
31 - 60 days	860,278	10.34%	66,197	2.60%	926,475	8.53%
61 - 90 days	290,704	3.50%	34,582	1.36%	325,286	2.99%
91 - 120 days	137,936	1.66%	18,243	0.72%	156,179	1.44%
121+ days	122,776	1.48%	-	0.00%	122,776	1.13%

Total	1,411,694	16.99%	119,022	4.68%	1,530,716	14.09%

Delinquencies in our United States portfolio improved from 16.99% as of December 31, 2007 to 4.36% as of December 31, 2008.  Beginning in December 2007, the Company devoted senior management personnel to its account servicing and collection efforts. New controls and systems were implemented by Management to better monitor delinquent accounts, resulting in fewer delinquencies and credit losses.  We expect delinquencies as a percent of the total portfolio in the United States to remain constant over the next 12 months, unless economic conditions cause higher unemployment, or an increase in consumer prices (such as fuel), or some other significant event affecting our borrowers’ ability to make their payments.

Delinquencies in our Canadian portfolio increased from 4.68% as of December 31, 2007 to 14.86% as of December 31, 2008.  This increase in percentage is a result of the decrease in the outstanding Canadian portfolio balance resulting from discontinuing Canadian installment loan contract purchases beginning in May 2008, and an increase in delinquencies in terms of dollars.  We expect the Canadian delinquencies as a percent of the total portfolio will remain fairly constant, but in terms of dollars, delinquencies will decrease over the coming months as the total outstanding portfolio balance decreases.

The following table sets forth information with respect to actual credit loss experience in our portfolio of installment contracts for the years ended December 31, 2008 and 2007, respectively:

	2008			2007
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of year	$15,608,545	$969,615	$16,578,160	$8,012,807	$2,476,384	$10,489,191

Installment Contracts, net of unearned discounts, average during the year (1)	10,829,977	1,785,922	12,615,899	8,027,269	2,733,041	10,760,310

Gross charge-offs	1,442,923	167,154	1,610,077	1,853,762	248,186	2,101,948
Recoveries	825,501	32,998	858,499	639,482	75,604	715,086

Net charge-offs	617,422	134,156	751,578	1,214,280	172,582	1,386,862

Net charge-offs as a % of avg. contracts during the year	5.70%	7.51%	5.96%	15.13%	6.31%	12.89%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of installment contracts.  The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis.  In performing these periodic evaluations, management follows an appropriately-documented methodology.  This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in this Item 7, Management’s Discussion and Analysis - Critical Accounting Policies, Judgments and Estimates.  The Company incurs a charge against its earnings, as a provision for credit losses, based on this analysis as described in Item 7, Management’s Discussion and Analysis - Results of Operations – Provision for Credit Losses.

Our allowance for credit losses was $639,799 at December 31, 2008 compared to $811,376 at December 31, 2007.  As a percentage of our outstanding net installment contracts, our allowance for credit losses was 3.86% at December 31, 2008 and 7.74% at December 31, 2007.  The decrease in the allowance for credit losses as a percentage of outstanding net installment contracts is a result of the improvement in the delinquencies in our installment loan portfolio, and the decrease in net charge-offs in the in 2008 as compared to 2007. As a percent of delinquent accounts the allowance for credit losses was 74.6% and 53.0% as of December 31, 2008 and 2007, respectively.  As a percent of net charge-offs the allowance for credit losses was 85.1% and 58.5% as of December 31, 2008 and 2007, respectively. We expect that the allowance for credit losses will remain fairly consistent as a percentage of outstanding net installment contracts over the next 12 months. We intend to closely monitor the adequacy of the allowance for credit losses in relation to outstanding net installment contracts, delinquencies, and net charge-offs over the coming 12 months, and increase or decrease the allowance as appropriate based upon our assessment.

During the year ended December 31, 2008 our outstanding net installment contracts increased $6,088,969.  This increase was composed of a $6,918,239 increase in installment contracts secured by automobiles offset by an $829,270 decrease in all other installment contracts.  The $6,918,239 increase in automobile-secured installment contracts was comprised of a $17,346 decrease in installment contracts acquired through bulk purchases, a $7,613,085 increase in installment contracts acquired through our U.S. point-of-sale program and a $677,500 decrease in automobile-secured installment contracts acquired by our former Canadian subsidiary, TCG, which ceased purchasing installment contracts and was liquidated in May, 2008.

During the year ended December 31, 2008, we experienced net charge-offs of $751,578 which represented 5.96% of our average outstanding installment contracts.  During the year ended December 31, 2007 we experienced net charge-offs of $1,386,862 which represented 12.89% of our average outstanding installment contracts. The decrease in net charge-offs in 2008 as compared to 2007 resulted from 1) the hiring of senior management dedicated to servicing and collection efforts in December 2007, 2) systems, reports and controls put in place by management to track and resolve delinquencies more effectively, and, 3) an improved repossession process which resulted in increased repossessed collateral sale proceeds.  We expect our net charge-offs as a percent of average outstanding installment contracts to remain fairly constant over the next 12 months, but in terms of dollars, we expect net charge-offs will increase as a function of the expected growth in our portfolio.

Based on the analyses we performed related to the allowance for credit losses as described above and under Critical Accounting Policies, Judgments and Estimates, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of December 31, 2008.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2008 and 2007, respectively.

	2008			2007
	United States	Canada	Total	United States	Canada	Total
Balance at beginning of year	$670,222	$141,154	$811,376	$551,192	$169,775	$720,967

Charge-offs	(1,442,923)	(167,154)	(1,610,077)	(1,853,762)	(248,186)	(2,101,948)
Recoveries	825,501	32,998	858,499	639,482	75,604	715,086

Net charge-offs	(617,422)	(134,156)	(751,578)	(1,214,280)	(172,582)	(1,386,862)

Provision for credit losses	516,994	84,380	601,374	1,333,310	111,131	1,444,441

Effect of foreign currency translation	-	(21,373)	(21,373)	-	32,830	32,830

Balance at end of year	$569,794	$70,005	$639,799	$670,222	$141,154	$811,376

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy.  We use cash to make sub-prime used automobile loans and meet our cash needs for operations.

The Company’s growth strategy requires the Company to increase its acquisitions of installment contracts.  We intend to acquire installment contracts with principal balances totaling approximately $14,000,000 (roughly 1,300 installment contracts) during 2009.  We expect to pay between 92% and 96% of the outstanding principal balance for these installment contracts, or a total of approximately $13,000,000.  We expect to fund these acquisitions from a combination of internally generated cash flow and bank financing.

The Company began 2008 with $1,857,695 cash on hand and ended the year with $2,145,436. During 2008 the Company’s operating activities provided $235,685 cash. We invested approximately $13,310,000 to acquire installment contracts and collected principal payments on our installment contracts of approximately $5,660,000.

During 2008 and 2007 the Company received net advances on its bank lines of credit totaling $8,488,920 and $1,084,258, respectively, to partially fund the acquisition of installment contracts and to pay in full the line of credit with its previous lender.  Total advances outstanding under the Company’s existing line of credit agreement at December 31, 2008 were approximately $9,976,000.

We paid financing fees totaling $472,347 during 2008 in connection with activities performed by our attorneys and investment banking firms to obtain our line of credit. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any financial covenants as of December 31, 2008.  See the discussion of our line of credit below.

Capital expenditures for 2008, primarily for computers, office equipment and software, totaled $67,457. The Company spent approximately $35,000 upgrading its underwriting and loan servicing systems during 2008.  We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future. The Company has no material commitments for capital expenditures as of December 31, 2008.

On January 31, 2008, the company entered into a Revolving Credit Loan and Security agreement (the "Loan Agreement") with ReMark Lending Co. a division of ReMark Capital Group, LLC. (the “Lender”) for a line of credit of up to $15,000,000 (the "Loan").  At the closing, which occurred on the same date, the Company executed and delivered to the Lender a promissory note in the principal amount of $15,000,000 (the "Note"), bearing interest at the greater of 6.00% or prime rate (currently 6.00%), plus 2.00%, adjusted daily.  Under the terms of the Note, the Company is required to make monthly payments of interest, fees, and principal (if a borrowing base deficiency with respect to principal exists), with the entire principal balance and accrued interest due two years from the Loan closing date.  The amount due under the Note may be accelerated upon a default by the Company, which includes failure to make a payment when it is due.  As security for the Note, the Company granted the Lender a security interest in all assets of the Company.  The balance of the Company’s previous line of credit with Heartland Bank was paid in full with the initial proceeds of the line.

In connection with the Loan Agreement, the Company entered into an agreement to issue to the Lender at the time of or before the second borrowing on the line occurs, warrants to purchase 700,000 shares of common stock for five years at an exercise price of $0.35 per share.  These warrants were issued on February 22, 2008.

The Company paid ReMark a $150,000 structuring fee and its investment banking firm a transaction fee of $300,000, less $55,000 in fees the Company had previously paid, with the initial proceeds of the line of credit.

In conjunction with Thomas Holgate’s employment agreement entered into on December 8, 2008, the Company purchased real estate located in Springfield, Missouri, from Holgate and his spouse for the sum of approximately $345,000, of which approximately $330,000 was paid in cash and the remainder by a $15,000 note payable to Holgate and his spouse.  The noninterest bearing note is payable in full on December 30, 2009, provided that Mr. Holgate’s employment is continuous through that date.  The employment agreement stipulates that once the Company sells the real estate, 90% of the net proceeds realized from the sale that exceed $345,000, will be paid to Mr. Holgate as additional compensation, if his employment is continuous through November 30, 2011.  The real estate obtained by the Company in this transaction is included in Other Assets on the Company’s December 31, 2008, balance sheet.  The note payable to the Holgates is included in Other Liabilities on the Company’s December 31, 2008 balance sheet. Additional details regarding this transaction can be found in the proxy statement for the Company’s annual meeting of stockholders to be held May 18, 2009, in the section entitled Executive Compensation – Employment Agreements.

In addition to funding our growth through internally generated cash flow, and debt financing, the Company’s long-range strategy envisions pursuing additional debt and equity financing, the occasional sale of installment contracts in private placements to investment groups, and the securitization of installment contracts through the secondary markets.  We can give no assurances that we will be successful in these efforts.

As the Company continues to grow, we will need to recruit and hire additional sales, operating and administrative personnel.  We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain installment contracts from its customers.  Each commitment is essentially an “offer” by the Company to purchase a specific installment contract that the Company has pre-approved, and customers generally have up to 20 days to “accept” the offer by selling to the Company the pre-approved installment contract.  The Company had outstanding commitments to acquire installment contracts totaling $622,451 as of December 31, 2008.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this lease are as follows:

2009	$48,875
2010	48,875
2011	48,875
2012	48,875
2013	28,511
Total	$224,011

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of an officer whose employment is terminated due to a permanent disability, or after death, at the option of the officer’s estate, at a price per share ranging from 90% to 100% of the common stock’s fair market value.  The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholder Agreement with Jerald L. Fenstermaker, filed with the Securities and Exchange Commission (“SEC”) on August 17, 2007 as Exhibit 10.1 to Form 8-K (the “Fenstermaker Agreement”), and the Management Shareholder Agreement with Thomas Holgate, filed with the SEC on December 20, 2007 as Exhibit 1 to Form 8-K (the “Holgate Agreement”).

The Company had no other off-balance sheet arrangements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements attached to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 2007, BKD, LLP (“BKD”) resigned as Freedom Financial Group, Inc.’s independent registered public accounting firm (auditor).

BKD’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2006, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2006, 2005 and 2004 and through August 17, 2007, there were no disagreements with BKD on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to BKD’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company’s consolidated financial statements for such periods.

In addition, the Company believes there were no reportable events as defined in Item 304(a)(1)(v)(B) of Regulation S-K during the years ended December 31, 2006 and 2005 and through August 17, 2007.

On August 21, 2007 the Company, upon the recommendation of the Audit Committee of the Company’s Board of Directors, appointed Weaver & Martin, LLC of Kansas City, Missouri as the Company’s independent registered public accounting firm (auditor).

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Freedom Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

In accordance with Item 308T of Regulation S-K, this Management’s Annual Report on Internal Control Over Financial Reporting is not deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for directors’ and officers’ names and biographies below, the information required by this item is incorporated by reference to the Company’s proxy statement for the annual meeting of the stockholders to be held May 18, 2009.

Directors and Executive Officers.  The following table sets forth the name, age and position of each person who serves as a director or executive officer of the Company as of December 31, 2008.

Name	Age	Position	Elected / Appointed to Board	Board Term Expires
Jerald L. Fenstermaker	66	Director, President and Chief Executive Officer	2003	2009
Robert T. Chancellor	72	Director	2003	2010
Troy A. Compton	78	Director	2003	2010
Stephen J. Gore	61	Director	2005	2011
Vernon S. Schweigert	70	Director, Chairman	2003	2011
Thomas M. Holgate	41	Senior Vice President, Secretary	_	_
J. Kevin Maxwell	47	Chief Financial Officer, Treasurer	_	_

Jerald L. Fenstermaker.  Mr. Fenstermaker has served as President and Chief Executive Officer of the Company since he was appointed as such during the bankruptcy proceedings of the Company’s predecessor (Stevens Financial Group, Inc.) in 2001.  He also served the Company as Chairman of the Board of Directors from December 19, 2002 through December 19, 2006.  From 1970 to 1981, Mr. Fenstermaker was employed by Citibank, NA in various management roles including Vice President-Controller, Vice President-Senior Field Officer in Panama and Vice President-Area Corporate Officer in San Juan, Puerto Rico.  From 1981 to 1985, he served as President and Chief Executive Officer for Albuquerque, New Mexico-based American Federal Savings and Loan.  From 1985 to 1991, Mr. Fenstermaker served as Executive Vice President and Chief Financial Officer of Citicorp Mortgage, Inc. in St. Louis, Missouri.  From 1991 to 1994, he was a Financial Consultant in Merrill Lynch & Co.’s Private Client Group.  From 1994 to 1998, he was employed as the Chief Operating Officer of Allsup, Inc., a national leader in the Medicare claims recovery business.  From 1999 to 2001, Mr. Fenstermaker served as Chief Financial Officer of Loansurfer.com LLC, a St. Louis-based Internet mortgage company.  Mr. Fenstermaker holds a B.S. in business administration from Bowling Green State University and an MBA from Xavier University.

Robert T. Chancellor.  Mr. Chancellor has served the Company as a Director since April 2003.  Mr. Chancellor retired from the U.S. Information Agency in 1998 after 26 years of service as a writer, editor, bureau chief and foreign correspondent.  Since his retirement, Mr. Chancellor has served in various capacities for a number of civic and charitable organizations in Springfield, Missouri.  In addition to serving on the Springfield City Council for five years, Mr. Chancellor served on the Mayor’s Commission for Civil Rights and the Gillioz Theater Preservation Board, and served as the Chairman of the Sertoma Building Corporation.  Mr. Chancellor is a graduate of Missouri State University.

Troy A. Compton.  Mr. Compton has served the Company as a Director since April 2003.  Mr. Compton retired from Montgomery Ward & Company in 1984 after 27 years of service, primarily in management roles.  From 1984 until 1990, Mr. Compton served as Vice President of Finance and Administration of Central Bible College, and from 1990 to 1992 served as President of W-W Manufacturing Co., Inc. where he led a reorganization of the company.  From 2000 to 2002, Mr. Compton served as Treasurer and as a board member of Way2Bid, Inc.  Mr. Compton is currently a co-owner of Compton Tax Service, a largely seasonal income tax preparation service based in Springfield, Missouri.  Mr. Compton also served in a volunteer capacity as Treasurer of the Assemblies of God Credit Union, formerly known as the General Council Credit Union, from 1986 until 2003.  Mr. Compton served on the Board of Directors of W W Capital Corporation, a publicly-traded manufacturer of livestock handling equipment, from 1987 to 2002.

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

Vernon S. Schweigert.  Mr. Schweigert has served the Company as a Director since December 2002 and as Chairman of the Board of Directors since December 19, 2006.  In May 2001, Mr. Schweigert was appointed by the United States Bankruptcy Court for the District of Arizona to serve as Trustee of the bankruptcy estate of Stevens Financial Group, Inc., and served in that capacity, leading the reorganization under Chapter 11, until the case was closed by order of the bankruptcy court on December 13, 2004.  Mr. Schweigert has over twenty years experience as a consultant to the real estate development industry.  Mr. Schweigert has also served in various capacities, primarily as a trustee or consultant, to companies in or facing bankruptcy.  In addition, Mr. Schweigert serves as Chief Restructuring Officer for Cardinal Communications, Inc., a public company that filed for bankruptcy in 2008. Mr. Schweigert holds an undergraduate degree from Illinois State University and an MBA from Arizona State University.

Thomas M. Holgate.  Mr. Holgate was named Senior Vice President of Operations for Freedom Financial Group in December 2007.  He is an eighteen year veteran of the consumer financial services industry who holds a BA degree in Finance from Augustana College, and an MBA from the University of Iowa.  His career began with American General Financial Group, where he held Branch Manager and District Manager positions from 1991 to 1999.  From 1999 – 2002 he co-created and managed a centralized collections operation for Wells Fargo Financial in Urbandale, IA.  In 2002 he was appointed Vice President of Operational Risk for Wells Fargo Financial subsidiaries in the United States, Canada, Puerto Rico & Central America, a position he held until 2006.  In 2006 he was named Vice President, Collections Operations for Wells Fargo Auto Finance, where he oversaw large scale centralized collections operations in multiple locations.

J. Kevin Maxwell. Mr. Maxwell was named the Company’s Chief Financial Officer and Treasurer in March 2008.  He also serves as, and has served as since 2003, the Company’s Controller.  Prior to joining Freedom Financial Group, he served 11 years in various capacities including Controller, and Vice-President and Chief Financial Officer for Hamra Enterprises, a restaurant, hotel, and real estate management company headquartered in Springfield, Missouri.  From 1989 to 1992 he was employed by BKD, LLP (then known as Baird, Kurtz, and Dobson), one of the largest CPA and advisory firms in the United States, where he held the position of Senior Accountant. Mr. Maxwell is a Certified Public Accountant and a graduate of Missouri State University.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s proxy statement for the annual meeting of the stockholders to be held May 18, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s proxy statement for the annual meeting of the stockholders to be held May 18, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s proxy statement for the annual meeting of the stockholders to be held May 18, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s proxy statement for the annual meeting of the stockholders to be held May 18, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
3.2.2	Amendment to Bylaws (2)
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)
10.1	Employment Agreement with Jerald L. Fenstermaker (3)
10.2	Employment Agreement with Thomas M. Holgate (3)
10.3	Contract for the Sale of Real Estate (3)
10.4	Employment Agreement with Jerald L. Fenstermaker - Revised (4)
10.5	Employment Agreement with Thomas M. Holgate - Revised (4)
10.6	Management Compensation Plan (5)
14.1	Code of Ethics (6)
16.1	Letter regarding change in certifying accountant (7)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1)  Filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286), and incorporated herein by reference.

2)  Filed as an exhibit to the Company’s Form 10-Q filed on November 6, 2008, and incorporated herein by reference.

3)  Filed as an exhibit to the Company’s Form 8-K filed on December 12, 2008, and incorporated herein by reference.

4)  Filed as an exhibit to the Company’s Form 8-K filed on December 18, 2008, and incorporated herein by reference.

5)  Filed as an exhibit to the Company’s Form 8-K filed on April 26, 2008, and incorporated herein by reference.

6)  Filed as an exhibit to the Company’s Form 10-QSB filed on August 15, 2005, and incorporated herein by reference.

7)  Filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer

Date: March 10, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerald L. Fenstermaker	Date: March 10, 2009
Jerald L. Fenstermaker
President, Chief Executive Officer, and Director
(Principal Executive Officer

/s/ J. Kevin Maxwell	Date: March 10, 2009
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas M. Holgate	Date: March 10, 2009
Thomas M. Holgate
Secretary and Vice President

/s/ Troy A. Compton	Date: March 10, 2009
Troy A. Compton
Director

/s/ Vernon S. Schweigert	Date: March 10, 2009
Vernon S. Schweigert
Director

/s/ Robert T. Chancellor	Date: March 10, 2009
Robert T. Chancellor
Director

/s/ Stephen J. Gore	Date: March 10, 2009
Stephen J. Gore
Director

FREEDOM FINANCIAL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Freedom Financial Group, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Freedom Financial Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Group, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Weaver and Martin, LLC

Kansas City, Missouri	March 10, 2009

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$2 ,145,436	$1 ,857,695
Finance receivables, net	15,938,361	9 ,677,815
Accrued interest receivable	184,807	124,980
Property and equipment, net	52,064	274,426
Deferred financing fees	296,337	76,365
Deferred origination costs	138,013	—
Other assets	351,647	17,861

Total assets	$19,106,665	$12,029,142
Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$9,975,734	$1,503,567
Accounts payable	34,914	20,489
Accrued expenses	147,756	32,838
Accrued compensation costs	61,262	58,112
Other liabilities	22,126	51,381

Total liabilities	10,241,792	1 ,666,387
Commitments and Contingencies

Stockholders’ Equity

Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 and 19,927,001 issued at December 31, 2008 and 2007, respectively; 20,462,543 and 19,922,543 outstanding at December 31, 2008 and 2007, respectively	2,047	1,993
Additional paid-in capital	13,882,347	13,802,873
Retained earnings (deficit)	(4,738,477)	(5,041,509)
Accumulated other comprehensive income (loss)	(280,651)	1,599,791
Treasury stock, at cost; 4,458 shares	(393)	(393)

Total stockholders’ equity	8,864,873	10,362,755

Total liabilities and stockholders’ equity	$19,106,665	$12,029,142

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007
Revenues
Interest income	$2,970,931	$2,675,752
Recovery of charged-off finance receivables	7,411	59,372
Other income	156,777	178,999

Total revenues	3,135,119	2,914,123

Interest Expense	745,805	265,177

Revenues after Interest Expense	2,389,314	2,648,946

Provision for Credit Losses	601,374	1,444,441

Net Revenues After Provision for Credit Losses	1,787,940	1,204,505

Operating Expenses	2,865,158	2,649,535

Operating Loss	(1,077,218)	(1,445,030)

Nonoperating Income, Other	1,380,250	—

Income (Loss) Before Income Taxes	303,032	(1,445,030)

Provision for Income Taxes	—	—

Net Income (Loss)	$303,032	$(1,445,030)

Basic and Diluted Income (Loss) Per Share	$0.01	$(0.07)

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	19,927,001	$1,993	$13,802,633	$(3,596,479)	$930,854	$—	$11,139,001
Net loss	—	—	—	(1,445,030)	—	—	(1,445,030)
Foreign currency translation adjustment	—	—	—	—	668,937	—	668,937
Comprehensive loss	—	—	—	—	—	—	(776,093)
Purchase of treasury stock	(139,458)	—	—	—	—	(12,303)	(12,303)
Stock Grant	135,000	—	240	—	—	11,910	12,150
Balance, December 31, 2007	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755
Net income	—	—	—	303,032	—	—	303,032
Foreign currency translation adjustment	—	—	—	—	(280,651)	—	(280,651)
Comprehensive loss	—	—	—	—	—	—	22,381
Liquidation of subsidiary					(1,599,791)		(1,599,791)
Stock warrants issued	—	—	30,928	—	—	—	30,928
Stock Grants	540,000	54	48,546	—	—	—	48,600
Balance, December 31, 2008	20,462,543	$2,047	$13,882,347	$(4,738,477)	$(280,651)	$(393)	$8,864,873

See Notes to Consolidated Financial Statements

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Operating Activities
Net income (loss)	$303,032	$(1,445,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	46,808	49,345
Provision for credit losses	601,374	1,444,441
Accretion of deferred contract purchase discounts	(339,038)	(375,055)
Recovery of charged-off finance receivables	858,499	716,421
Liquidation of subsidiary	(1,457,047)	—
Stock grant expense	48,600	12,150
Deferral of origination costs	(231,750)	—
Amortization of deferred financing fees	266,552	121,231
Amortization of deferred origination costs	94,393	—
Changes in
Other assets	155,985	14,376
Accounts payable and accrued expenses	172,901	(70,095)
Change in foreign exchange loss	(280,651)	—
Net cash provided by operating activities	239,658	467,784
Investing Activities
Purchase of finance receivables	(13,310,196)	(7,089,650)
Principal collected on finance receivables	5,659,872	6,096,335
Payments of dealer reserves	(15,534)	(25,543)
Payments of dealer holdbacks	(10,320)	(70,308)
Principal collected on notes receivable	—	6,212
Purchase of property and equipment	(71,433)	(6,742)
Purchase of employee relocation assets	(345,092)	—
Net cash used in investing activities	(8,092,703)	(1,089,696)
Financing Activities
Payment of investment banking and financing fees	(472,347)	(85,307)
Line of credit advances, net	8,488,920	1,084,258
Purchase of treasury stock	—	(12,303)
Net cash provided by financing activities	8,016,573	986,648
Effect of Exchange Rate Changes on Cash and Cash Equivalents	124,213	215,965
Net Increase in Cash and Cash Equivalents	287,741	580,701
Cash and Cash Equivalents, Beginning of Year	1,857,695	1,276,994
Cash and Cash Equivalents, End of Year	$2,145,436	$1,857,695

See Notes to Consolidated Financial Statements

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Freedom Financial Group, Inc. (FFG), and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprise a single reporting segment, the “Company.” The Company’s investment in TCG was liquidated in May 2008.  See Note 11, Discontinued Foreign Operations, for further discussion of the liquidation of TCG. All significant intercompany transactions have been eliminated in consolidation.

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

Nature of Operations

FFG, a Delaware corporation formed in 2001, is a specialized consumer finance company.  FFG buys automobile-secured finance receivables, typically at a discount, originated by others through a point of sale program with a network of independent automobile dealerships in Missouri, Kansas, Illinois, Oklahoma, Indiana and Tennessee.  FFG services all of the finance receivables it acquires and holds them until maturity. The Company may, if circumstances warrant, package and sell groups of these receivables without recourse to third parties and without retaining the servicing rights thereon.  As of December 31, 2008, FFG has not identified any receivables that it intends to sell

The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process.  As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents consist of overnight repurchase agreements, certificates of deposit, and commercial paper.  The Company’s cash and cash equivalents not covered by federal deposit insurance totaled $1,063,517 and $1,629,420 as of December 31, 2008 and 2007, respectively.

Finance Receivables

Finance receivables are reported at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses.  Discounts on purchased finance receivables are recognized as income over the respective contractual terms using methods that approximate the interest method.

The Company accrues interest on all loans until they become more than 90 days contractually past due or unless the collateral securing the loan has been designated for repossession, at which time all accrued interest is reversed.

FFG owns a portfolio of delinquent finance receivables which the Company purchased prior to March 19, 2001, and all of which were charged off prior to January 1, 2003.  The Company continues to pursue collection of these accounts on a limited basis and recognizes all amounts recovered as income when received.  Collections of $7,411 and $59,372 were made on these receivables during the years ended December 31, 2008 and 2007, respectively.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are 2 to 8 years for computers, office equipment and software, and 3 to 8 years for furniture and fixtures.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset.  If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized.  The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets.  The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary.  The actual results may vary significantly.  No impairment losses have been recorded in 2008 or 2007.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Other Income

Loan fee income consists primarily of late payment fees, returned check charges and ACH processing fees, none of which individually comprise more than 5% of our total revenues.  The Company recognizes items of loan fee income as income when received.

Foreign Currency Translations

Canadian assets and liabilities are translated into the U.S. dollar at exchange rates as of the balance sheet date.  Revenues and expenses are translated into the U.S. dollar at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded in accordance with the provisions of SFAS No. 52, Foreign Currency Translation and are shown within accumulated other comprehensive income.

Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding during the year.  Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the year.

Reclassifications

Certain reclassifications have been made to the December 31, 2007, financial statements to conform to the December 31, 2008, financial statement presentation.  These reclassifications had no effect on net earnings.

Note 2:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at December 31, 2008 and 2007:

	2008	2007
Automobiles	$16,841,865	$9,514,608
Other	466,626	1,348,009

Total finance receivables	17,308,491	10,862,617

Less
Unearned discount	730,331	373,426
Allowance for credit losses	639,799	811,376

	1,370,130	1,184,802

Net finance receivables	$15,938,361	$9,677,815

Approximately 6% and 23% of the above finance receivables as of December 31, 2008 and 2007, respectively, are Canadian in origin.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Amounts contractually receivable (including principal and interest) under our finance receivables at December 31, 2008, were as shown in the following table.  The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2009	$7,676,100
2010	6,750,470
2011	5,449,826
2012	3,304,356
2013	638,724

$23,819,477

Activity in the allowance for credit losses related to finance receivables for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Balance, beginning of period	$811,376	$720,967
Provision charged to expense	601,374	1,444,441
Losses charged off	(1,610,077)	(2,101,948)
Recoveries of previously charged-off amounts	858,499	715,086
Effect of foreign currency translation	(21,373)	32,830

Balance, end of period	$639,799	$811,376

The Company’s nonearning finance receivables totaled $131,545 and $278,955 at December 31, 2008 and 2007, respectively.  The Company provided an allowance for credit losses related to these receivables of $118,390 and $235,681, respectively, at December 31, 2008 and 2007.

Note 3:	Property and Equipment

Major classifications of property and equipment are as follows at December 31, 2008 and 2007:

	2008	2007
Computer and office equipment	$101,731	$152,581
Software	125,921	99,781
Furniture and fixtures	29,358	39,444
Land and building	—	277,067
	257,010	568,873
Less accumulated depreciation	204,946	294,447

Net property and equipment	$52,064	$274,426

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Note 4:	Bank Line of Credit

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

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any of the loan agreement covenants as of December 31, 2008.

The Company incurred fees payable to its investment banking firm, its attorneys, and ReMark totaling $546,704 in connection with consummating the line of credit loan agreement.  These fees were recorded as deferred financing fees when paid and are being amortized to interest expense over the 24 month term of the loan agreement on a straight-line basis.

In connection with the Loan Agreement, the Company entered into an agreement to issue to the Lender at the time of or before the second borrowing on the line occurred, warrants to purchase 700,000 shares of common stock for five years at an exercise price of $0.35 per share. Pursuant to this agreement the warrants were issued on February 22, 2008. The warrants were valued at $30,929 using the Black-Scholes method adjusted by a liquidity valuation allowance applied due to the limited trading of the Company’s common stock.  See Note 6, Common Stock and Common Stock Warrants.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.  Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

The provision for income taxes for the years ended December 31, 2008 and 2007, includes these components:

	2008	2007
Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$—	$—

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2008 and 2007, is shown below:

	2008	2007
Computed at the statutory rate (34%)	$103,031	$(491,310)
Increase (decrease) resulting from
State income taxes	12,730	(43,629)
Changes in the deferred tax asset valuation allowance	(112,270)	401,910
(Income) loss from foreign subsidiary	—	130,182
Nondeductible expenses and other	(3,491)	2,847

Actual tax expense	—	—

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets as of December 31, 2008 and 2007, were:

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

	2008	2007
Deferred tax assets
Accrued compensated absences	$7,538	$5,012
Property and equipment	25,668	33,797
Allowance for credit losses	243,124	254,684
Net operating loss carryforwards	11,016,522	11,116,629

Net deferred tax asset before valuation allowance	11,292,852	11,410,122

Valuation allowance
Beginning of period	11,410,122	11,008,212
Increase (decrease) during the period	(117,270)	401,910

Ending balance	11,292,852	11,410,122

Net deferred tax asset	$—	$—

 As of December 31, 2008, the Company had approximately $30,000,000 of net operating loss carryforwards available to offset future federal income taxes.  The carryforwards expire in 2021 through 2028.

Note 6:	Common Stock and Common Stock Warrants

As of December 31, 2008 warrants to purchase shares of the Company’s common stock were outstanding as follows:

Number of	Exercise
Shares	Price	Expiration
436,778	$0.63	2011
291,185	$0.70	2011
700,000	$0.35	2013

See Note10, Stock-Based Compensation for information regarding shares of common stock granted to the Company’s management and directors.

Note 7:	Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling $622,451 as of December 31, 2008.  These commitments generally expire 20 days after they are issued if unused.  Typically, the Company typically funds between 20% and 30% of these commitments.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

The Company is obligated under a noncancelable operating lease for its premises with a term of 60 months.  Rental expense for this lease was $45,761 and $42,750 for the years ended December 31, 2008 and 2007, respectively.  Future minimum payments under this lease as of December 31, 2008 are:

2009	$48,875
2010	48,875
2011	48,875
2012	48,875
2013	28,511
Total	$224,011

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to re-purchase, at the option of the officers upon the occurrence of certain events, which the Company believes are not probable at this time, at a price per share ranging from 90% to 100% of the common stock’s fair market value.  The specific terms concerning these options and the repurchase of the common stock are set forth in the following documents:  Management Shareholders Agreement filed as an exhibit to the Company’s Form 8-K filed on August 17, 2007; and Management Shareholder’s Agreement filed as an exhibit to the Form 8-K filed on December 20, 2007 by the Company.

Note 8:	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Since the effect of converting the common stock warrants discussed in Note 6, Common Stock and Common Stock Warrants would be anti-dilutive for the years ended December 31, 2008 and 2007, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the years ended December 31, 2008 and 2007, was computed as follows:

	2008	2007
Net income (loss)	$303,032	$(1,445,030)

Weighted average shares	20,297,297	19,874,103

Per share amount	$0.01	$(0.07)

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Note 9:	Operating Expenses

The components of operating expenses for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007

Salaries and benefits	$1,728,064	$1,547,576
Professional fees	322,157	368,304
Information services	271,988	91,350
Insurance	170,664	161,156
Deferral of origination costs	(232,475)	—
Other	604,760	481 149

	$2,865,158	$2,649,535

Note 10:	Stock-Based Compensation

On August 16, 2007, the Company entered into a Management Stockholders Agreement with Jerald L. Fenstermaker, concerning the shares of Company common stock he then owned.  This agreement superseded, rescinded and terminated all prior agreements the Company had with him regarding his shares of Company common stock.  This agreement imposed certain conditions and restrictions on the shares, but most of these conditions and restrictions were satisfied when the Company’s $15.0 million line of credit financing transaction was finalized on January 31, 2008.  See Note 4, Bank Line of Credit, for further discussion regarding the financing transaction.  The Company determined that in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” (“FASB Statement No. 123(R)”), no incremental compensation cost resulted from entering into the Management Stockholders Agreement, and therefore the Company did not recognize any compensation expense for this event.

In connection with his appointment as the Company’s Senior Vice President, on December 17, 2007, the Company granted to Thomas Holgate 135,000 shares of its common stock and entered into a Management Stockholder Agreement with Mr. Holgate.  The agreement with Mr. Holgate is substantially the same as the Company’s agreement with Mr. Fenstermaker described above, including the conditions and restrictions on his shares, and likewise most of the conditions and restrictions on Mr. Holgate’s shares were satisfied when the Company’s financing transaction was finalized on January 31, 2008.  The Company determined in accordance with FASB Statement No. 123(R) that the value of Mr. Holgate’s shares was $12,150 at the time they were granted, and therefore the Company recognized this amount as compensation expense for this event.

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

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

Note: 11	Discontinued Foreign Operations

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated.  As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the years ended December 31, 2008 and 2007, respectively, were as shown below.

	2008	2007
Total revenues	$524,086	$834,048

Income (loss) before income taxes	$265,714	$(382,889)

Net income (loss)	$265,714	$(382,889)

Basic and diluted earnings (loss) per share	$0.01	$(0.02)

Note 12:	Additional Cash Flow Information

The Company made cash interest payments totaling $172,055 and $132,801 during the years ended December 31, 2008 and 2007, respectively.

 The Company made no cash payments for income taxes during the years ended December 31, 2008 and 2007.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Note 13:	Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	Carrying Amount	Approximate Fair Value
December 31, 2008
Financial assets
Cash and cash equivalents	2,145,436	2,145,436
Finance receivables, net	15,938,361	17,319,405
Interest receivable	184,807	184,807

Financial liabilities
Bank line of credit	9,975,734	9,975,734
Trade accounts payable	34,914	34,914
Commitments to purchase finance receivables	—	—

December 31, 2007
Financial assets
Cash and cash equivalents	1,857,695	1,857,695
Finance receivables, net	9,677,815	10,247,317
Interest receivable	124,980	124,980

Financial liabilities
Bank line of credit	1,503,567	1,503,567
Trade accounts payable	20,489	20,489
Commitments to purchase finance receivables	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

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

Note 14:	Significant Estimates

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

Note 15:	Concentration of Credit Risk

The Company has consumer finance receivables secured by automobiles or consumer goods originally acquired from a network of dealers in six states and five Canadian provinces.  The Company has not purchased more than 8% of its installment contracts from any one customer, and limits financing to one vehicle per borrower household. The makers of the finance receivables purchased by the Company typically have limited or no access to traditional sources of consumer credit due to past negative credit history, limited or unstable employment history, the inability to make sufficient down payments or other negative factors typically evaluated in the credit granting process.  As a result, finance receivables acquired by the Company are generally considered to have a higher risk of default and loss than those typically held in the portfolios of commercial banks, credit unions and similar institutions.

Note 16:	Recent Accounting Developments

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

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (a) amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  The accounting provisions of SFAS 160 must be applied prospectively the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is evaluating the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141 (“SFAS 141(R)”).  SFAS 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications to SFAS No. 141.  SFAS 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The impact of this standard is dependent upon the level of future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008.  The Company has not entered into any transactions requiring disclosure under SFAS 161.

 In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”).  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R).  FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Early application is not permitted.  The Company is evaluating the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

Freedom Financial Group, Inc.
Notes to Consolidated Financial Statements - December 31, 2008 and 2007

On November 14, 2008, the Securities and Exchange Commission (“SEC”) issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014.  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB).  Under the proposed roadmap, the Company could be required to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants.  Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.