Form 10-Q
period 2009-03-31
FREEDOM FINANCIAL GROUP INC
filed 2009-05-12
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

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

As of May 12, 2009 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

TABLE OF CONTENTS

PART I.  - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of March 31, 2009, and the related consolidated statement of operations for the three-month period ended March 31, 2009 and stockholders’ equity and cash flows for the three-month period ended March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Weaver & Martin, LLC

Kansas City, Missouri
May 12, 2009

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$1,872,804	$2,145,436
Finance receivables, net	17,144,528	15,938,361
Accrued interest receivable	179,003	184,807
Property and equipment, net	43,529	52,064
Deferred financing fees	227,952	296,337
Deferred origination costs	163,276	138,013
Other assets	380,682	351,647

Total assets	$20,011,774	$19,106,665

Liabilities and Stockholders' Equity Liabilities
Bank line of credit	$11,229,600	$9,975,734
Accounts payable	31,999	34,914
Accrued expenses	134,899	147,756
Accrued compensation costs	49,734	61,262
Other liabilities	21,058	22,126

Total liabilities	11,467,290	10,241,792

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 issued at March 31, 2009 and December 31, 2008; 20,462,543 outstanding at March 31, 2009 and December 31, 2008	2,047	2,047
Additional paid-in capital	13,882,347	13,882,347
Retained earnings (deficit)	(5,031,085)	(4,738,477)
Accumulated other comprehensive loss	(308,432)	(280,651)
Treasury stock, at cost; 4,458 shares	(393)	(393)
Total stockholders' equity	8,544,484	8,864,873
Total liabilities and stockholders' equity	$20,011,774	$19,106,665

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues
Interest income	$973,791	$622,922
Other income	40,006	40,128

Total revenues	1,013,797	663,050

Interest Expense	285,063	103,205

Revenues after Interest Expense	728,734	559,845

Provision for Credit Losses	356,856	31,620

Net Revenues After Provision for Credit Losses	371,878	528,225

Operating Expenses	664,486	702,554

Operating Loss	(292,608)	(174,329)

Nonoperating Income, Other	-	-

Net Loss Before Income Taxes	(292,608)	(174,329)

Provision for Income Taxes	-	-

Net Loss	$(292,608)	$(174,329)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2007	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755
Net income	—	—	—	303,032	—	—	303,032
Foreign currency translation adjustment	—	—	—	—	(280,651)	—	(280,651)
Comprehensive income	—	—	—	—	—	—	22,381
Liquidation of subsidiary	—	—	—	—	(1,599,791)	—	(1,599,791)
Stock warrants issued	—	—	30,928	—	—	—	30,928
Stock Grant	540,000	54	48,546	—	—	—	48,600

Balance, December 31, 2008	20,462,543	$2,047	$13,882,347	$(4,738,477)	$(280,651)	$(393)	$8,864,873
Net loss	—	—	—	(292,608)	—	—	(292,608)
Foreign currency translation adjustment	—	—	—	—	(27,781)	—	(27,781)
Comprehensive loss	—	—	—	—	—	—	(320,389)

Balance, March 31, 2009	20,462,543	$2,047	$13,882,347	$(5,031,085)	$(308,432)	$(393)	$8,544,484

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net loss	$(292,608)	$(174,329)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,535	12,494
Provision for credit losses	356,856	31,620
Accretion of deferred contract purchase discounts	(99,426)	(80,347)
Recovery of charged-off finance receivables	242,758	355,383
Deferral of origination costs	(63,217)	(19,747)
Amortization of deferred financing fees	72,252	49,796
Amortization of deferred origination costs	37,954	3,602
Changes in
Other assets	(31,921)	(22,151)
Accounts payable and accrued expenses	(27,300)	(36,249)
Foreign exchange loss	(27,781)	-
Net cash provided by operating activities	176,102	120,072
Investing Activities
Purchase of finance receivables	(3,243,787)	(1,926,285)
Principal collected on finance receivables	1,522,692	1,594,762
Purchase of property and equipment	-	(46,548)
Net cash used in investing activities	(1,721,095)	(378,071)
Financing Activities
Deferred financing costs	-	(469,426)
Line of credit advances, net	1,250,000	1,576,433
Net cash provided by financing activities	1,250,000	1,107,007
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22,361	(56,660)
Net Increase (Decrease) in Cash and Cash Equivalents	(272,632)	792,348
Cash and Cash Equivalents, Beginning of Period	2,145,436	1,857,694
Cash and Cash Equivalents, End of Period	$1,872,804	$2,650,042

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
Unaudited

Note 1:	General

The accompanying unaudited consolidated financial statements of Freedom Financial Group, Inc. (“FFG” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted.  The consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and notes thereto included in the Company’s Form 10-K filed with the SEC on March 10, 2009.

The information contained herein reflects all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2:	Basis of Presentation

The consolidated financial statements include the accounts of FFG, and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprised a single reporting segment, the “Company.” The Company’s investment in TCG was liquidated in May 2008.  See Note 10, Discontinued Foreign Operations, for further discussion of the liquidation of TCG. All significant intercompany transactions have been eliminated in consolidation.

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008

Automobiles	$18,324,586	$16,841,865
Other	337,648	466,626

Total finance receivables	18,662,234	17,308,491

Less
Unearned discount	832,489	730,331
Allowance for credit losses	685,217	639,799

	1,517,706	1,370,130
Net finance receivables	$17,144,528	$15,938,361

Approximately 4% and 6% of the above finance receivables as of March 31, 2009 and December 31, 2008, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at March 31, 2009, were as shown in the following table.  The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2009	6,165,974
2010	7,536,103
2011	6,369,550
2012	4,324,217
2013	1,207,310
2014	16,536
Total	$25,619,690

Activity in the allowance for credit losses related to finance receivables for the three months ended March 31, 2009 and 2008 was as follows:

	2009	2008

Balance, beginning of period	$639,799	$811,376
Provision charged to expense	356,856	31,620
Losses charged off	(551,601)	(541,583)
Recoveries of previously charged-off amounts	242,758	355,383
Effect of foreign currency translation	(2,595)	(6,583)

Balance, end of period	$685,217	$650,213

The Company’s nonearning finance receivables totaled $157,582 at March 31, 2009.  The Company provided an allowance for credit losses related to these receivables of $141,824.

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

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any of the loan agreement covenants as of March 31, 2009.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.  Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.

As of December 31, 2008, the Company had approximately $29,000,000 of net operating loss carryforwards available to offset future federal income taxes.  The carryforwards expire in 2021 through 2028. The ability to utilize an NOL carryforward is dependent on the Company’s ability to generate future net income, which cannot be assured.  A valuation allowance is established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we have received an assessment for interest or penalties, it has been classified in the financial statements as provision for income taxes.

Note 6:	Commitments and Contingencies

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,394,506 as of March 31, 2009.  These commitments generally expire 20 days after they are issued if unused.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this operating lease as of March 31, 2009 are as follows:

2009	36,656
2010	48,875
2011	48,875
2012	48,875
2013	28,512
Total	$211,793

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of an officer whose employment is terminated due to a permanent disability, or after death, at the option of the officer’s estate, at a price per share ranging from 90% to 100% of the common stock’s fair market value.  The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 17, 2007 and the Management Shareholder Agreement filed as Exhibit 1 to the Company’s Form 8-K filed with the SEC on December 20, 2007.

The Company had no other commitments as of March 31, 2009.

Note 7:	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Since the effect of converting the common stock warrants would be anti-dilutive for the three months ended March 31, 2009 and March 31, 2008, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the three months ended March 31, 2009 and 2008, was computed as follows:

	2009	2008

Net income (loss)	$(292,608)	$(174,329)

Weighted average shares	20,462,543	19,922,543

Basic and diluted loss per share	$(0.01)	$(0.01)

Note 8:	Operating Expenses

The components of operating expenses for the three months ended March 31, 2009 and 2008, respectively, are as follows:

	2009	2008

Salaries and benefits	$373,746	$417,420
Professional fees	91,801	113,168
Information services	74,261	18,286
Insurance	41,914	44,221
Stockholder relations	19,906	4,748
Deferral of origination costs	(63,217)	(19,747)
Other	126,075	124,458

	$664,486	$702,554

Note 9:	Stock Based Compensation

In connection with the Company appointing J. Kevin Maxwell as its Treasurer and Chief Financial Officer on April 21, 2008, the Company granted Mr. Maxwell 100,000 shares of its common stock.  This grant was not made subject to any contractual conditions or restrictions.

Additionally, on April 21, 2008, the Company entered into a Management Compensation Plan with its executive officers, Jerald L. Fenstermaker, Thomas Holgate and J. Kevin Maxwell, pursuant to which these executive officers were granted 200,000, 100,000 and 100,000 shares, respectively, of the Company’s common stock.  These shares of stock were considered fully vested when granted, but 50% of the shares granted are subject to forfeiture if the Company does not achieve the full year’s operating income for 2008 according to the Company’s board-approved 2008 operating budget, and an additional 50% of the shares granted are subject to forfeiture if the Company does not achieve the full year’s operating income for 2009 according to the board-approved 2009 operating budget.  The performance goal for 2008 was achieved. The plan also provides for performance-based cash compensation incentives.

Also, on April 21, 2008, in connection with a new compensation arrangement for the Company’s independent directors (i.e. all directors other than Jerald L. Fenstermaker), the Company also granted 10,000 shares to each of its four independent directors. Each director’s shares became fully vested on March 31, 2009.

The Company determined in accordance with FASB Statement No. 123(R) that the value of all the shares granted to executive officers and directors on April 21, 2008, was $48,600 at the time they were granted, and therefore the Company recognized this amount as compensation expense for these events.

Note 10:	Discontinued Foreign Operations

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated.  As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the three months ended March 31, 2009 and 2008, respectively, were as shown below.

	2009	2008

Total revenues	$56,766	$175,362

Income (loss) before income taxes	$23,004	$(69,377)

Net income (loss)	$23,004	$(69,377)

Basic and diluted earnings (loss) per share	$-	$-

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $211,200 and $43,578 during the three month periods ended March 31, 2009 and 2008, respectively.

The Company made no cash payments for income taxes during the three month periods ended March 31, 2009 and 2008.

Note 12:	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The adoption of this statement did not have a material effect on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term objectives for accounting for financial instruments.  SFAS No. 159 is effective for our fiscal year beginning January 1, 2008.  We did not elect to report additional assets and liabilities at fair value other than those required to be accounted for at fair value prior to the adoption of SFAS No. 159, therefore there was no material effect of the adoption of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (a) amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  The accounting provisions of SFAS 160 must be applied prospectively, but the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141 (“SFAS 141(R)”).  SFAS 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications to SFAS No. 141.  SFAS 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company has not entered into any transactions requiring disclosure under SFAS 141(R). The impact of this standard is dependent upon the level of future acquisitions, if any.

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

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect,” “may,” “will,” “should,” “could,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position or performance, business strategy, budgets, capital commitments and resources, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements.  Freedom Financial Group, Inc. (the “Company” or “FFG”) cautions that, by their nature, forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and contingencies, both known and unknown, and actual results may differ materially from those expressed, contemplated or implied by the forward looking statements, or such risks, uncertainties or contingencies could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.  We express our expectations, beliefs or projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
(i)	the risks associated with business expansion;
(ii)	our ability to achieve profitable operations;
(iii)
economic and market conditions, including unemployment and underemployment, recession and the risk of adverse economic conditions reducing demand for our products or adversely affecting the credit quality or collectability of our loan portfolio;

(iv)	volatility of market prices and rates that could affect the value of investments or collateral held by the Company as security for the obligations of its customers;
(v)	our ability to obtain debt or equity capital to sustain operations and finance growth;
(vi)	our continued compliance with the financial covenants under our $15 million credit facility, and our ability to renew or refinance the credit facility when it expires in 2010;
(vii)	political events, including legislative, regulatory, judicial or other developments that affect the Company;
(viii)	the adequacy of our loss reserves
(ix)	our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company;
(x)	our ability to attract and retain skilled individuals;
(xi)
the pace of technological change and the ability to develop and support technology and information systems, including Internet based systems, sufficient to manage the risks and operations of the Company’s business effectively;

(xii)	risk of litigation filed against the Company; and
(xiii)	inflation/deflation.

Investors are cautioned not to place undue reliance on any forward-looking statements.

For additional information regarding these and other risks, see Item 1A - Risk Factors in our annual report on form 10-K, filed on March 10, 2009 and incorporated herein by reference.  Any forward-looking statements made or incorporated by reference in this quarterly report on Form 10-Q or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site to the SEC’s Web site to access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

In the past, the Company’s former Canadian subsidiary, T.C.G. – The Credit Group, Inc. (TCG”), acquired a variety of consumer installment contracts, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.  During 2008, the subsidiary was liquidated and the Company purchased TCG’s outstanding portfolio of installment contracts. The Company intends to service the Canadian portfolio until the remaining balances are fully collected or liquidated in some other manner. The Company’s portfolio of outstanding installment contracts has been increasingly comprised of sub-prime automobile loans.  As of March 31, 2009, the Company’s loan portfolio consisted of over 98% sub-prime automobile loans.

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

In addition, the Company’s management continues to monitor the impact of current economic conditions on the Company. We continuously scrutinize delinquency rates, vehicle repossessions, bankruptcies, and other data for trends that may require us to update our underwriting standards, increase our reserve for bad debts, or take some other action.  We regularly observe unemployment statistics and information regarding worker layoffs for major employers in areas we offer our financing programs that would necessitate an appropriate action, such as offering extensions or loan modifications, on a case by case basis, to borrowers who have suffered temporary income disruptions.  Currently, less than 5% of the Company’s installment contracts have been modified or extended. We do not expect loan modifications or extensions to increase significantly as a percent of the total loan portfolio during 2009. A prolonged economic recession could adversely affect our ability to acquire suitable installment contracts.  Continued weakness in the economy could adversely affect our business and that of the dealers from which we purchase contracts and result in reductions in our revenues.

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

The Company considers the determination of the allowance for credit losses to involve a higher degree of subjective judgment and complexity than its other significant accounting policies.  The allowance for credit losses is calculated with the objective of maintaining an allowance for credit losses that management believes is adequate to absorb reasonably estimable probable losses in the Company’s portfolio of installment contracts.  Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of the Company’s portfolio of finance receivables, credit loss history, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, value of collateral, the amount and timing of expected future cash flows on delinquent loans, estimated losses and general amounts for historical loss experience.  The process also considers prevailing and expected future economic conditions, uncertainties in estimating losses and inherent risks in the installment contracts portfolio.  All of these factors may be subject to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for credit losses may be required that would adversely impact our earnings in future periods. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the headings Results of Operations – Provision for Credit Losses and Financial Condition – Asset Quality.

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

Selected Portfolio Statistics

The following table presents selected unaudited portfolio statistics for the three months ended March 31, 2009 and 2008.  This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	2009			2008
	United States	Canada *	Total	United States	Canada *	Total
Installment contracts acquired during the year (total principal amount)	$3,465,008	$0	$3,465,008	$1,703,711	$334,722	$2,038,433

Purchase price of Installment contracts Acquired	$3,243,788	$0	$3,243,788	$1,614,130	$315,358	$1,929,488

Percentage of dollar amount paid to principal balance acquired	93.62%	0.00%	93.62%	94.74%	94.21%	94.66%

Number of installment contracts acquired during the quarter	313	0	313	159	64	223

Average principal balance acquired	$11,070	$0	$11,070	$10,715	$5,230	$9,141
* Purchases of Canadian finance receivables were discontinued in May 2008.

Results of Operations

Interest Income

Our interest income totaled $973,791 and $622,922 for the three months ended March 31, 2009 and 2008, respectively. The increase in interest income for the three months ended March 31, 2009 as compared to 2008 is attributed primarily to the increase in the installment contract portfolio in the United States, offset by a decline in the outstanding balance of the Canadian installment loan portfolio and lower yields on installment contracts experienced in 2009.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three months ended March 31, 2009 and 2008, respectively:

	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$17,253,245	$972,180	22.54%	$10,359,194	$611,596	23.62%
Cash and cash equivalents	2,007,510	1,611	0.32%	2,260,959	11,326	2.00%

Total	$19,260,755	$973,791	20.22%	$12,620,153	$622,922	19.74%

The decrease in yield on our installment contracts is primarily the result of an increase in the amortization of deferred origination costs during 2009, lending to borrowers with higher credit scores, and changes in the mix of our portfolio.  Beginning January 1, 2008, the Company adopted Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS91”).  Loan costs deferred under SFAS 91 are amortized as an offset to interest income over the expected outstanding terms of the loans. Amortization of SFAS 91 costs amounted to $37,954 and $3,602 for the three months ended March 31, 2009 and 2008, respectively.

Our financing program utilizes the borrower’s credit score as one of the factors to determine the contracted loan interest rate and acquisition fee to be charged. Lower rates are offered to borrowers with higher credit scores.  During the latter part of 2008 and the first quarter of 2009, the average borrower’s credit scores for installment contracts purchased by the Company increased as a result of the Company being more selective in purchasing installment contracts. The majority of installment contracts purchased by the Company have been entered into with borrowers with credit scores ranging from 475 to 620. In addition, throughout 2008 and 2009 our portfolio of installment contracts has been increasingly comprised of contracts acquired through our United States point-of-sale automobile financing programs.  These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, and contracts purchased by our former Canadian subsidiary which include small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.

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

	For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$387,099	$(26,516)	$360,583
Cash and cash equivalents	(1,144)	(8,570)	(9,714)

Total Interest Income	$385,955	$(35,086)	$350,869

Interest Expense

We incurred interest expense of $285,063, including $72,252 amortization of deferred financing fees, and $103,205, including $49,796 amortization of deferred financing fees, during the three months ended March 31, 2009 and 2008, respectively.  Our interest expense increased as a result of the increase in the outstanding balance of our line of credit from March 31, 2008 to March 31, 2009, and the amortization of costs associated with obtaining the line of credit.

Provision for Credit Losses

Our provision for credit losses totaled $356,856 and $31,620 for the three months ended March 31, 2009 and 2008, respectively. The increase in the provision for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is a result of a reduction of our reserve for credit losses in the first quarter of 2008, and an increase in net charge-offs in 2009 as compared to 2008. The Company assigned senior management to its account servicing and collection department in the fourth quarter of 2007, and, as a result of this, the Company experienced an improvement in delinquencies during the first quarter of 2008. Because of this improvement in delinquencies, the Company reduced its reserve for credit losses through a lower charge to the provision during the first quarter of 2008. Net charge-offs increased due to 1) an increase in charge-offs experienced in the first quarter of 2009, which was a result of a significant number of vehicles repossessed in late 2008, 2) approximately $124,000 in recoveries received in the first quarter 2008 on receivables that had been charged off in 2007, and 3) because of the overall increase in size of the Company’s loan portfolio in 2009.  Net charge-offs increased to $308,843 for the three months ended March 31, 2009, from $186,200 for the three months ended March 31, 2008. As a percent of net contracts net charge-offs were 7.16% and 7.19% for the three months ended March 31, 2009 and 2008, respectively. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Financial Condition – Asset Quality for a discussion of the Company’s delinquencies and actual credit loss experience and its allowance for credit losses. As the Company continues to acquire installment contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will continue to increase.

Operating Expenses

Our operating expenses totaled $664,486 and $702,554 for the three months ended March 31, 2009 and 2008, respectively.  A summary of these expenses follows:

	2009	2008	Percent Change

Salaries and benefits	$373,746	$417,420	-10.46%
Professional fees	91,801	113,168	-18.88%
Information services	74,261	18,286	306.11%
Insurance	41,914	44,221	-5.22%
Stockholder relations	19,906	4,748	319.25%
Deferral of origination costs	(63,217)	(19,747)	220.13%
Other	126,075	124,458	1.30%
Total	$664,486	$702,554	-5.42%

Salaries and benefits decreased for the three months ended March 31, 2009 as compared to 2008 because of a decrease in employee costs resulting from 18% fewer individuals being employed by the Company as compared to the prior year, offset by an increase in sales commissions paid in 2009 to individuals employed by the Company to market our financing programs. As the Company continues to grow, however, we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will continue to decrease. Professional fees decreased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of the December 31, 2008 accrual of fiscal 2008 audit fees, offset by examination fees billed by our lender during the three month period ended March 31, 2009. Information services increased for the three month period ended March 31, 2009 as compared to 2008, as a result of the Company’s implementation of installment loan origination and underwriting systems during the quarter ended June 30, 2008 and ongoing costs incurred as a result of the use of these systems. Stockholder relations increased for the three month period ended March 31, 2009, as compared to 2008, because of the timing of the annual stockholders’ meeting, and the accrual of related expenses. This event is scheduled to occur approximately three months earlier in 2009 than it occurred in 2008. Insurance expense decreased because of our premiums for Directors and Officers insurance decreased, and because of the elimination of insurance premiums for coverage on our former Canadian office building, which was sold in June 2008.  Deferred Origination Costs increased as a result of an increase in the number of loans acquired during the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008.

Our growth plan, if achieved, will cause our operating costs to increase over time, but as a percent of revenues we expect these costs to continue to decrease.

The Company’s average cost to acquire an installment contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2009 was approximately $796 per contract as compared to $679 for the three month period ended March 31, 2008.  This increase in average acquisition cost is a result of usage costs related to loan origination and underwriting systems utilized during 2009 which were not utilized by the Company during the same period in 2008. These increases have been offset by an improvement in the Company’s book to look ratio during the three month period ended March 31, 2009. For the three month period ended March 31, 2009, the Company’s book to look ratio in the United States was 4.29% compared to 3.76% for the three month period ended March 31, 2008.  Management is attempting to further increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us, and by following up on approved applications to encourage the placement of the financing applied for with us instead of with a competitor.

The Company’s average monthly cost to service an installment contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month period ended March 31, 2009 was $13.16 per serviced contract, as compared to $31.18 during the three month period ended March 31, 2008. The decrease for the quarter ended March 31, 2009 reflects a restructure of the Company’s account servicing department which resulted in gains in efficiency, and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity. Management anticipates that this average servicing cost per contract will continue to decrease as the size of the portfolio of installment contracts increases due to continued efficiency gains and economies of scale.

The Company formally tracks our response time for responding to credit applications received and our response time for funding loan packages submitted by dealers, and we monitor these statistics on a daily basis.  Our goal is to reduce these response times to better serve the needs of our customers.  We believe that reducing these response times will also reduce our overall costs of underwriting and funding.

Financial Condition

Installment Contracts Portfolio

Finance receivables consist of our portfolio of installment contracts. The Company acquired installment contracts with outstanding principal balances totaling $3,465,008 during the three months ended March 31, 2009.  We invested cash of approximately $3,243,788 to acquire these contracts.  As a result of these acquisitions, our portfolio of installment contracts increased from $15,938,361, net of an allowance for credit losses of $639,799, at December 31, 2008 to $17,144,528, net of an allowance for credit losses of $685,217, at March 31, 2009.

All of the Company’s installment contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses.  Discounts on purchased installment contracts are recognized as income over the respective contractual terms using methods that approximate the interest method.  A summary of our installment contracts portfolio as of March 31, 2009 and December 31, 2008 follows:

	March 31, 2009			December 31, 2008
	United States	Canada	Total	United States	Canada	Total
Automobiles	$17,933,775	$390,810	$18,324,585	$16,327,262	$514,603	$16,841,865
Other	-	337,649	337,649	-	466,626	466,626
Total	17,933,775	728,459	18,662,234	16,327,262	981,229	17,308,491

Less

Unearned discount	825,258	7,231	832,489	718,717	11,614	730,331
Allowance for credit losses	613,086	72,131	685,217	569,794	70,005	639,799
Net	$16,495,431	$649,097	$17,144,528	$15,038,751	$899,610	$15,938,361

Asset Quality

Substantially all of the installment contracts we acquire are considered sub-prime and are subject to a high degree of risk of default by the obligors.  We define sub-prime installment contracts as those entered into with borrowers that have credit scores below 620, or due to other circumstances, such borrowers have limited or no access to traditional sources of consumer credit.

Charge-offs directly impact our earnings and cash flows.  To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket collateral, attempt to collect deficiency balances, and employ other servicing and collection techniques as we deem appropriate.

We calculate delinquency based on the number of days payments are contractually past due.  The following table sets forth information with respect to the delinquency of our portfolio of installment contracts as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	17,933,775	100%	728,459	100%	18,662,234	100%

Period of delinquency:
31 - 60 days	182,540	1.02%	35,747	4.91%	218,287	1.17%
61 - 90 days	147,534	0.82%	26,717	3.67%	174,251	0.93%
91 - 120 days	47,500	0.26%	1,109	0.15%	48,609	0.26%
121+ days	93,845	0.52%	15,129	2.08%	108,974	0.58%

Total	471,419	2.63%	78,702	10.80%	550,121	2.95%

	December 31, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	16,327,262	100%	981,228	100%	17,308,490	100%

Period of delinquency:
31 - 60 days	392,693	2.40%	70,388	7.17%	463,081	2.68%
61 - 90 days	228,915	1.40%	33,887	3.45%	262,802	1.52%
91 - 120 days	38,276	0.23%	34,230	3.49%	72,506	0.42%
121+ days	51,720	0.32%	7,317	0.75%	59,037	0.34%

Total	711,604	4.37%	145,822	14.87%	857,426	4.95%

At December 31, 2008, delinquent accounts, defined as accounts more than 30 days contractually past due, totaled 4.95% of our outstanding installment contracts.  Delinquencies declined as of March 31, 2009 to 2.95% of our outstanding installment contracts.  The decrease is attributable to the Company’s devotion of senior management personnel to its account servicing and collection efforts. New controls and systems were implemented by management beginning in 2007 to better monitor delinquent accounts, resulting in fewer delinquencies and credit losses. We expect delinquencies as a percent of the total portfolio in the United States to remain constant throughout 2009, unless continued adverse economic conditions cause higher unemployment or underemployment, or an increase in consumer prices (such as fuel), or some other significant event occurs that affects our borrowers’ ability to make their payments.

The following tables set forth information with respect to actual credit loss experience in our portfolio of installment contracts for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$17,108,516	$721,228	$17,829,744	$8,125,560	$2,148,327	$10,273,887

Installment Contracts, net of unearned discounts, average during the period (1)	16,414,298	838,947	17,253,245	8,012,106	2,347,088	10,359,194

Gross charge-offs	521,356	30,245	551,601	490,862	50,721	541,583
Recoveries	237,592	5,166	242,758	336,372	19,011	355,383

Net charge-offs	283,764	25,079	308,843	154,490	31,710	186,200

Net charge-offs as a % of avg. contracts during the period (annualized)	6.92%	11.96%	7.16%	7.71%	5.40%	7.19%

(1) - Average is based on month-end balances

The Company maintains an allowance for credit losses at an amount it believes is adequate to absorb reasonably estimable probable losses in its portfolio of installment contracts.  The Company’s management evaluates the adequacy of the allowance for credit losses on a regular basis.  In performing these periodic evaluations, management follows an appropriately-documented methodology.  This methodology requires management to evaluate the adequacy of the allowance for credit losses based on a review of various quantitative and qualitative analyses as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies, Judgments and Estimates. The Company incurs a charge against its earnings, as a provision for credit losses, based on this analysis as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Results of Operations – Provision for Credit Losses.

Our allowance for credit losses was $685,217 at March 31, 2009 compared to $639,799 at December 31, 2008.  As a percentage of our outstanding net installment contracts, our allowance for credit losses was 3.84% at March 31, 2009 and 3.86% at December 31, 2008. The allowance for credit losses was 17.24% and 26.41% of past due accounts and 124.56% and 183.73% of accounts considered delinquent as of March 31, 2009 and 2008 respectively.

During the three months ended March 31, 2009, our net installment contracts increased $1,251,585.  This increase was the result of a $1,377,512 increase in automobile-secured contracts offset by a $125,927 decrease in all other installment contracts.  The $1,377,512 increase in automobile-secured installment contracts was comprised of a $1,501,081 increase in installment contracts acquired through our U.S. point-of-sale program offset by a $122,458 decrease in installment contracts acquired through our Canadian point-of-sale program, and a $1,111 decrease in installment contracts acquired through bulk purchases.

The Company’s loss history in its U.S. portfolio of installment contracts and in its Canadian portfolio of automobile-secured installment contracts is limited.  Due to this limited operating history, using historical loss ratios to predict future probable losses is of limited usefulness.  Additionally, uncertainty exists with respect to the accuracy of our estimates of amounts we will recover through the sale of repossessed collateral and with respect to anticipated future economic conditions, both in the U.S. and Canada, and their effect on the performance of our portfolio of installment contracts. For these reasons, our historical loss ratios may not be relied upon as predictions of the future performance of our portfolio or our future loss experience.

During the three months ended March 31, 2009, we experienced net charge-offs of $308,843, which represented 7.16% of our average outstanding installment contracts during the period.  During the year ended December 31, 2008, we experienced net charge-offs of $751,578, which represented 5.96% of our average outstanding installment contracts during the year.

The allowance for credit losses as of March 31, 2009 of $685,217 is 3.84% of our outstanding net installment contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of March 31, 2009.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$569,794	$70,005	$639,799	$670,222	$141,154	$811,376

Charge-offs	(521,356)	(30,245)	(551,601)	(490,862)	(50,721)	(541,583)
Recoveries	237,593	5,165	242,758	336,372	19,011	355,383

Net charge-offs	(283,763)	(25,080)	(308,843)	(154,490)	(31,710)	(186,200)

Provision for credit losses	327,055	29,801	356,856	12,021	19,599	31,620

Effect of foreign currency translation	-	(2,595)	(2,595)	-	(6,583)	(6,583)

Balance at end of period	$613,086	$72,131	$685,217	$527,753	$122,460	$650,213

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy. We use cash to make sub-prime used automobile loans and meet our cash needs for operations.

The Company’s growth strategy requires the Company to increase its acquisitions of installment contracts.  We anticipate, however, to acquire installment contracts during 2009 at a slower pace than recent months due to limited access to credit resulting from the current economic situation.  We expect to pay between 92% and 94% of the outstanding principal balance for installment contracts that are purchased. We expect to fund these acquisitions from a combination of internally generated cash flow and our line of credit. Our $15 million line of credit, which matures in January 2010, had an outstanding balance of over $11 million as of March 31, 2009. We can give no assurance that we will be able to secure additional financing on terms acceptable to us. If we are unable to secure additional financing, we will be unable to meet our installment contracts acquisition objectives.  Additionally, if the current economic conditions and tight credit markets continue, it may be difficult to refinance our bank line of credit when it matures in January, 2010, and if we default under our bank line of credit our lender could assume ownership of all of our assets and liquidate the assets in a manner the lender deems satisfactory in order to satisfy the line of credit balance.

The Company began 2009 with $2,145,436 cash on hand and had cash on hand of $1,872,804 at March 31, 2009.  Operating activities provided cash of $176,102 during the three month period ended March 31, 2009.

We invested cash of approximately $3,244,000 to acquire installment contracts during the three month period ended March 31, 2009.  We collected principal payments on our installment contracts of approximately $1,523,000 during the three month period ended March 31, 2009.

During the three months ended March 31, 2009 the Company received net advances on its bank line of credit totaling $1,250,000 to fund the acquisition of installment contracts. Total advances outstanding under the $15 million line of credit agreement at March 31, 2009 totaled approximately $11,242,000.  Our ability to continue to draw funds under the line of credit depends on our ability to maintain a sufficient borrowing base by submitting  loan documents purchased to our lender that are considered eligible assets by our lender, and our continued compliance with the covenants in our line of credit agreement.

We paid financing fees totaling $472,347 during 2008 in connection with fund raising activities performed by our investment banking firms and fees paid to our lender. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.  The fees amortized during the three month period ended March 31, 2009 amounted to $72,252.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any financial covenants as of March 31, 2009.  If the Company experiences additional net losses totaling $1 million, it would be at risk of defaulting under the minimum net worth covenant.

The Company spent approximately $35,000 upgrading its underwriting and loan servicing systems during the fiscal year ended December 31, 2008.  The Company had no additional material commitments for capital expenditures as of March 31, 2009.  We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

As the Company continues to grow, we may need to recruit and hire additional sales, operating and administrative personnel.  We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain installment contracts from its customers.  Each commitment is essentially an “offer” by the Company to purchase a specific installment contract that the Company has pre-approved, and customers generally have up to 20 days to “accept” the offer by selling to the Company the pre-approved installment contract.  The Company had outstanding commitments to acquire installment contracts totaling approximately $1,394,506 as of March 31, 2009.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this lease as of March 31, 2009 are as follows:

2009	36,656
2010	48,875
2011	48,875
2012	48,875
2013	28,512
Total	$211,793

Certain officers of the Company hold a total of 1,529,583 shares of the Company’s common stock, all or a portion of which, the Company may be required to repurchase, at the option of an officer whose employment is terminated due to a permanent disability, or after death, at the option of the officer’s estate, at a price per share ranging from 90% to 100% of the common stock’s fair market value.  The specific terms concerning these options and the repurchase of the common stock are set forth in the Management Shareholders Agreement filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 17, 2007 and the Management Shareholder Agreement filed as Exhibit 1 to the Company’s Form 8-K filed with the SEC on December 20, 2007.

 The Company had no other off-balance sheet arrangements as of March 31, 2009.

ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this item.

ITEM 4.              Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.            Controls and Procedures

Not applicable.

PART II. - OTHER INFORMATION

ITEM 6.    Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Corrected Trustee’s Amended Plan of Reorganization (1)
2.2	Disclosure Statement for Trustee’s Amended Plan of Reorganization (1)
3.1	First Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of Certificate of Incorporation (1)
3.1.2	Certificate of Amendment of Certificate of Incorporation (2)
3.2	Bylaws (1)
3.2.1	Amendment to Bylaws (1)
3.2.2	Amendment to Bylaws (2)
4.1	Amended and Restated Trust Agreement of Freedom Financial Group I Statutory Trust (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Filed as an exhibit to the Company’s registration statement filed on Form 10-SB on May 2, 2005 (File Number 000-51286), and incorporated herein by reference.

(2)           Filed as an exhibit to the Company’s Form 10-Q on November 6, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM FINANCIAL GROUP, INC.

Date:	May 12, 2009	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2009	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)