Form 10-Q
period 2009-06-30
FREEDOM FINANCIAL GROUP INC
filed 2009-08-07
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 7, 2009 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

TABLE OF CONTENTS

PART I.  - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of June 30, 2009, and the related consolidated statement of operations for the three-month and six-month periods ended June 30, 2009 and stockholders’ equity and cash flows for the six-month period ended June 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Weaver & Martin, LLC

Kansas City, Missouri
August 7, 2009

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$2,209,161	$2,145,436
Finance receivables, net	17,927,188	15,938,361
Accrued interest receivable	192,893	184,807
Property and equipment, net	44,470	52,064
Deferred financing fees	197,323	296,337
Deferred origination costs	175,702	138,013
Other assets	21,100	351,647

Total assets	$20,767,837	$19,106,665

Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$12,033,466	$9,975,734
Accounts payable	9,924	34,914
Accrued expenses	116,491	147,756
Accrued compensation costs	62,128	61,262
Other liabilities	31,918	22,126

Total liabilities	12,253,927	10,241,792

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 shares issued; and 20,462,543 shares outstanding	2,047	2,047
Additional paid-in capital	13,882,347	13,882,347
Retained earnings (deficit)	(5,122,545)	(4,738,477)
Accumulated other comprehensive loss	(247,546)	(280,651)
Treasury stock, at cost; 4,458 shares	(393)	(393)
Total stockholders’ equity	8,513,910	8,864,873
Total liabilities and stockholders’ equity	$20,767,837	$19,106,665

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues
Interest income	$1,053,766	$649,990	$2,027,557	$1,272,912
Other income	40,079	43,367	80,085	83,495

Total revenues	1,093,845	693,357	2,107,642	1,356,407

Interest Expense	311,745	173,834	596,808	277,039

Revenues after Interest Expense	782,100	519,523	1,510,834	1,079,368

Provision for Credit Losses	322,749	108,794	679,605	140,414

Net Revenues After Provision for Credit Losses	459,351	410,729	831,229	938,954

Operating Expenses	550,811	721,915	1,215,297	1,424,469

Operating Loss	(91,460)	(311,186)	(384,068)	(485,515)

Gain on Liquidation of Subsidiary	-	1,380,250	-	1,380,250

Net Income (Loss) Before Income Taxes	(91,460)	1,069,064	(384,068)	894,735

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(91,460)	$1,069,064	$(384,068)	$894,735

Basic and Diluted Income (Loss) Per Share	$0.00	$0.05	$(0.02)	$0.04

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

					Accumulated
		Common	Additional		Other
	Common	Stock	Paid in	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2007	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755
Net income	—	—	—	303,032	—	—	303,032
Foreign currency translation
adjustment	—	—	—	—	(280,651)	—	(280,651)
Comprehensive income	—	—	—	—	—	—	22,381
Liquidation of subsidiary					(1,599,791)		(1,599,791)
Stock warrants issued	—	—	30,928	—	—	—	30,928
Stock Grant	540,000	54	48,546	—	—	—	48,600
Balance, December 31, 2008	20,462,543	$2,047	$13,882,347	$(4,738,477)	$(280,651)	$(393)	$8,864,873
Net loss	—	—	—	(384,068)	—	—	(384,068)
Foreign currency translation adjustment	—	—	—	—	33,105	—	33,105
Comprehensive loss	—	—	—	—	—	—	(350,963)

Balance, June 30, 2009	20,462,543	$2,047	$13,882,347	$(5,122,545)	$(247,546)	$(393)	$8,513,910

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income (loss)	$(384,068)	$894,735
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	17,516	24,040
Provision for credit losses	679,605	140,414
Accretion of deferred contract purchase discounts	(205,597)	(155,384)
Recovery of charged-off finance receivables	506,422	530,871
Liquidation of subsidiary	-	(1,457,047)
Stock grant expense	-	48,600
Deferral of origination costs	(121,151)	(64,216)
Amortization of deferred financing fees	144,504	122,048
Amortization of deferred origination costs	83,462	15,889
Changes in
Other assets	(43,402)	(45,541)
Accounts payable and accrued expenses	(56,953)	107,837

Net cash provided by operating activities	620,338	162,246
Investing Activities
Purchase of finance receivables	(5,887,966)	(4,848,786)
Principal collected on finance receivables	2,973,594	2,887,185
Purchase of property and equipment	(9,922)	(58,335)
Sale of Relocation Asset	360,728	-

Net cash used in investing activities	(2,563,566)	(2,019,936)
Financing Activities
Deferred financing costs	(37,757)	(472,347)
Line of credit advances, net	2,050,000	2,422,760

Net cash provided by financing activities	2,012,243	1,950,413
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,290)	(130,625)

Net Increase (Decrease) in Cash and Cash Equivalents	63,725	(37,902)

Cash and Cash Equivalents, Beginning of Period	2,145,436	1,857,694

Cash and Cash Equivalents, End of Period	$2,209,161	$1,819,792

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

The consolidated financial statements include the accounts of FFG, FFG’s wholly owned subsidiary, Freedom Financial Auto Receivables, LLC (FFAR), and FFG’s wholly owned Canadian subsidiary, T.C.G. – The Credit Group Inc. (TCG), which collectively comprised a single reporting segment, the “Company.” The Company’s investment in TCG was liquidated in May 2008.  See Note 10, Discontinued Foreign Operations, for further discussion of the liquidation of TCG. All significant intercompany transactions have been eliminated in consolidation.

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
Automobiles	$19,322,353	$16,841,865
Other	268,780	466,626

Total finance receivables	19,591,133	17,308,491

Less
Unearned discount	901,574	730,331
Allowance for credit losses	762,371	639,799

	1,663,945	1,370,130
Net finance receivables	$17,927,188	$15,938,361

Approximately 3% and 6% of the above finance receivables as of June 30, 2009 and December 31, 2008, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at June 30, 2009, were as shown in the following table.  The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2009	4,407,550
2010	8,227,299
2011	7,106,679
2012	5,167,355
2013	1,781,843
2014	16,777
Total	$26,707,503

Activity in the allowance for credit losses related to finance receivables for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance, beginning of period	$685,217	$650,213	$639,799	$811,376
Provision charged to expense	322,749	108,794	679,605	140,414
Losses charged off	(514,848)	(259,455)	(1,066,449)	(801,038)
Recoveries of previously charged-off amounts	263,664	175,488	506,422	530,871
Effect of foreign currency translation	5,589	900	2,994	(5,683)

Balance, end of period	$762,371	$675,940	$762,371	$675,940

The Company’s nonearning finance receivables totaled $161,458 at June 30, 2009.  The Company provided an allowance for credit losses related to these receivables of $145,312.

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

In accordance with the terms of the Loan Agreement, FFAR is the borrower of amounts advanced under the credit facility and FFG is the originator and servicer of receivables pledged to the credit facility. All receivables originated by FFG are conveyed without recourse to FFAR together with all other related security related to the pledged receivables, including, without limitation, the security interest of the borrower in all related financed vehicles, all collections and other monies due and to become due in respect of any pledged receivable and any security received.

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any of the loan agreement covenants as of June 30, 2009.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.  Our evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

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

The Company had outstanding commitments to purchase finance receivables totaling approximately $1,011,386 as of June 30, 2009.  These commitments generally expire 20 days after they are issued if unused.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this operating lease as of June 30, 2009 are as follows:

2009	25,215
2010	50,740
2011	50,740
2012	50,740
2013	29,599
Total	$207,034

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

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a transaction with a lender or other party that the investment banking firm introduces to the Company.  As of June 30, 2009, the Company had paid fees amounting to $35,000 to the investment banking firm.

The Company had no other commitments as of June 30, 2009.

Note 7:	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Since the effect of converting the common stock warrants would be anti-dilutive for the three and six months ended June 30, 2009 and June 30, 2008, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the three and six months ended June 30, 2009 and 2008, was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009		2008

Net income (loss)	$(91,460)	$1,069,064	$(384,068	) $	894,735

Weighted average shares	20,462,543	20,337,928	20,462,543		20,130,235

Basic and diluted income (loss) per share	$0.00	$0.05	$(0.02	) $	0.04

Note 8:	Operating Expenses

The components of operating expenses for the three and six months ended June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Salaries and benefits	$353,102	$431,524	$726,848	$848,944
Professional fees	47,139	48,791	138,940	161,959
Information services	51,914	51,416	126,175	69,702
Insurance	41,161	42,808	83,075	87,029
Supplies and postage	29,379	22,847	56,271	50,902
Stockholder relations	4,031	58,984	23,937	63,732
Other	82,019	110,014	181,202	206,417
Deferral of origination costs	(57,934)	(44,469)	(121,151)	(64,216)

	$550,811	$721,915	$1,215,297	$1,424,469

Note 9:	Stock Based Compensation

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

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated.  As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the three and six months ended June 30, 2009 and 2008, respectively, were as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues	$45,242	$153,426	$102,008	$328,788

Income before income taxes	$34,346	$72,677	$57,350	$3,300

Net income	$34,346	$72,677	$57,350	$3,300

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $240,698 and $451,898 during the three and six month periods ended June 30, 2009 and made cash interest payments totaling $90,551 and $134,129 during the three and six month periods ended June 30, 2008.

The Company made no cash payments for income taxes during the three and six month periods ended June 30, 2009 and 2008.

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

In May 2009, the FASB issued SFAS No. 165 Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

(iv)	volatility of market prices and rates that could affect the value of investments or collateral held by the Company as security for the obligations of its customers;
(v)	our ability to obtain debt or equity capital to sustain operations and finance growth;
(vi)	our continued compliance with the financial covenants under our $15 million credit facility, and our ability to renew or refinance the credit facility when it matures in January, 2010;
(vii)	political events, including legislative, regulatory, judicial or other developments that affect the Company;
(viii)	the adequacy of our loss reserves;
(ix)	our ability to compete successfully against competitors with significantly greater financial, marketing and advertising resources than the Company;
(x)	our ability to attract and retain skilled individuals;
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

The Company’s former Canadian subsidiary, T.C.G. – The Credit Group, Inc. (TCG”), acquired a variety of consumer installment contracts in previous years, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.  During 2008, the subsidiary was liquidated and the Company purchased TCG’s outstanding portfolio of installment contracts. The Company intends to service the Canadian portfolio until the remaining balances are fully collected or liquidated in some other manner. The Company’s portfolio of outstanding installment contracts has been increasingly comprised of sub-prime automobile loans.  As of June 30, 2009, the Company’s loan portfolio consisted of over 98% sub-prime automobile loans.

The Company plans to continue to devote the majority of its marketing resources and efforts to acquiring sub-prime automobile loans. The Company’s management intends to focus on the following:

(1)	Consistently acquiring sub-prime automobile-secured installment contracts, through our point-of-sale programs, that meet the Company’s underwriting guidelines;

(2)	Obtaining additional outside debt and/or equity financing to meet the Company’s future cash requirements;

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

The Company’s management continues to monitor the impact of current economic conditions on the Company. We continuously scrutinize delinquency rates, vehicle repossessions, bankruptcies, and other data for trends that may require us to update our underwriting standards, increase our reserve for bad debts, or take some other action.  We regularly observe unemployment statistics and information regarding worker layoffs for major employers in areas we offer our financing programs that would necessitate an appropriate action, such as offering extensions or loan modifications, on a case by case basis, to borrowers who have suffered temporary income disruptions.  Currently, less than 6% of the Company’s installment contracts have been modified or extended. We do not expect loan modifications or extensions to increase significantly as a percent of the total loan portfolio during 2009. A prolonged economic recession could adversely affect our ability to acquire suitable installment contracts.  Continued weakness in the economy could adversely affect our business and that of the dealers from which we purchase contracts and result in reductions in our revenues.

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

Selected Portfolio Statistics

The following table presents selected unaudited portfolio statistics for the three and six months ended June 30, 2009 and 2008.  This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended		Six Months Ended June
	June 30,		30,
	2009	2008 *	2009	2008 *

Installment contracts acquired (total principal
amount)	$2,839,948	$3,077,478	$6,304,956	$5,115,911

Purchase price of Installment contracts
Acquired	$2,644,357	$2,922,811	$5,888,144	$4,852,299

Percentage of dollar amount paid to principal
balance acquired	93.11%	94.97%	93.39%	94.85%

Number of installment contracts acquired
during the quarter	260	281	573	504

Average principal balance acquired	$10,923	$10,952	$11,003	$10,151

Acquisition cost per acquired installment
contract (including overhead, US only)	$834	$756	$814	$774

Monthly servicing cost per installment contract (including overhead, US only)	$11.74	$23.39	$12.42	$26.29

* Purchases of Canadian finance receivables were discontinued in May 2008.

Results of Operations

Interest Income

Our interest income totaled $1,053,766 and $2,027,557 for the three months and six months ended June 30, 2009, respectively, compared to $649,990 and $1,272,912 for the three months and six months ended June 30, 2008. The increase in interest income for the three and six months ended June 30, 2009 as compared to 2008 is attributed primarily to the increase in the installment contract portfolio in the United States, offset by a decline in the outstanding balance of the Canadian installment loan portfolio and lower yields on installment contracts experienced in 2009.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30, 2009 and 2008
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$18,382,803	$1,052,943	22.91%	$10,948,199	$641,091	23.42%
Cash and cash equivalents	1,997,572	823	0.16%	2,159,137	8,899	1.65%

Total	$20,380,374	$1,053,766	20.68%	$13,107,336	$649,990	19.84%

	For the Six Months Ended June 30, 2009 and 2008
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$17,816,350	$2,025,123	22.73%	$10,707,955	$1,251,270	23.37%
Cash and cash equivalents	2,021,074	2,434	0.24%	2,147,192	21,642	2.02%

Total	$19,837,424	$2,027,557	20.44%	$12,855,147	$1,272,912	19.80%

The decrease in yield on our installment contracts is primarily the result of an increase in the amortization of deferred origination costs during 2009, and changes in the mix of our portfolio.  Beginning January 1, 2008, the Company adopted Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS91”).  Loan costs deferred under SFAS 91 are amortized as an offset to interest income over the expected outstanding terms of the loans. Amortization of SFAS 91 costs amounted to $45,508 and $83,462 for the three and six months ended June 30, 2009, respectively, and $12,357 and $15,889 for the three and six months ended June 30, 2008, respectively. In addition, throughout 2008 and 2009 our portfolio of installment contracts has been increasingly comprised of contracts acquired through our United States point-of-sale automobile financing programs.  These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, and contracts purchased by our former Canadian subsidiary which include small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.

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

	For the Three Months Ended June 30, 2009 compared to
	the Three Months Ended June 30, 2008
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$425,588	$(12,319)	$413,269
Cash and cash equivalents	(719)	(8,774)	(9,493)

Total Interest Income	$424,869	$(21,093)	$403,776

	For the Six Months Ended June 30, 2009 compared to the
	Six Months Ended June 30, 2008
	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$808,877	$(35,026)	$773,851
Cash and cash equivalents	(1,201)	(18,005)	(19,206)

Total Interest Income	$807,676	$(53,031)	$754,645

Interest Expense

We incurred interest expense of $311,745, including $72,252 amortization of deferred financing fees, and $173,834, including $72,252 amortization of deferred financing fees, during the three months ended June 30, 2009 and 2008, respectively.  We incurred interest expense of $596,808, including $144,504 amortization of deferred financing fees, and $277,039, including $122,048 amortization of deferred financing fees, during the six months ended June 30, 2009 and 2008, respectively.  Our interest expense increased primarily because of the increase in the outstanding balance of our line of credit from June 30, 2008 to June 30, 2009.

Provision for Credit Losses

Our provision for credit losses totaled $322,749 and $679,605 for the three months and six months ended June 30, 2009, respectively, compared to $108,794 and $140,414 for the three months and six months ended June 30, 2008, respectively.  The increase in the provision for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008 is a result of a reduction of our reserve for credit losses in the first quarter of 2008, and an increase in net charge-offs in 2009 as compared to 2008. The Company assigned senior management to its account servicing and collection department in the fourth quarter of 2007, and, as a result of the improved reporting and controls over the loan losses implemented by senior management, the Company experienced an improvement in delinquencies during the first quarter of 2008. Because of this improvement in delinquencies, the Company reduced its reserve for credit losses through a lower charge to the provision during the first quarter of 2008. Net charge-offs increased in 2009 due to 1) an increase in charge-offs experienced in the first quarter of 2009, which was a result of a significant number of vehicles repossessed in late 2008, 2) approximately $124,000 in recoveries received in the first quarter 2008 on receivables that had been charged off in 2007, and 3) because of the overall growth in size of the Company’s loan portfolio from 2008 to 2009.  Net charge-offs increased to $251,184 and $560,027 for the three months and six months ended June 30, 2009 and June 30, 2008, respectively, from $83,967 and $270,167 for the three months and six months ended June 30, 2008, respectively. As a percent of net contracts net charge-offs were 5.47% and 6.29% for the three months and six months ended June 30, 2009, respectively, compared to 3.07% and 5.05% for the three months and six months ended June 30, 2008, respectively. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Financial Condition – Asset Quality for a discussion of the Company’s delinquencies and actual credit loss experience and its allowance for credit losses. As the Company continues to acquire installment contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will continue to increase.

Operating Expenses

Our operating expenses totaled $550,811 and $1,215,297 for the three months and six months ended June 30, 2009, respectively, compared to $721,915 and $1,424,469 for the three months and six months ended June 30, 2008, respectively.  A summary of these expenses follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change

Salaries and benefits	$353,102	$431,524	-18.17%	$726,848	$848,944	-14.38%
Professional fees	47,139	48,791	-3.39%	138,940	161,959	-14.21%
Information services	51,914	51,416	0.97%	126,175	69,702	81.02%
Insurance	41,161	42,808	-3.85%	83,075	87,029	-4.54%
Supplies and postage	29,379	22,847	28.59%	56,271	50,902	10.55%
Stockholder relations	4,031	58,984	-93.17%	23,937	63,732	-62.44%
Other	82,019	110,014	-25.45%	181,202	206,417	-12.22%
Deferral of origination costs	(57,934)	(44,469)	30.28%	(121,151)	(64,216)	88.66%
Total	$550,811	$721,915	-23.70%	$1,215,297	$1,424,469	-14.68%

Salaries and benefits decreased for the three and six months ended June 30, 2009 as compared to 2008 because of a decrease in employee costs resulting from 21% fewer individuals being employed by the Company in 2009 as compared to the prior year, employee relocation expenses that occurred in 2008 that did not recur in 2009, and stock grants to the Company’s management that occurred in 2008 that did not recur in 2009.  These decreases were offset by an increase in sales commissions paid in 2009 to individuals employed by the Company to market our financing programs. As the Company continues to grow, however, we expect our salaries and benefits costs to increase, but anticipate that as a percentage of total revenues these costs will continue to decrease. Professional fees decreased during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 as a result of the December 31, 2008 accrual of fiscal 2008 audit fees, offset by examination fees billed by our lender during the six month period ended June 30, 2009. Information services increased for the three and six month periods ended June 30, 2009 as compared to 2008, as a result of the Company’s implementation of installment loan origination and underwriting systems during the quarter ended June 30, 2008 and ongoing costs incurred as a result of the use of these systems. Insurance expense decreased because of a decrease in premiums for Directors and Officers insurance, and because of the elimination of insurance premiums for coverage on our former Canadian office building, which was sold in June 2008.  Stockholder relations decreased for the three and six month period ended June 30, 2009, as compared to 2008, primarily because of the elimination of stockholder solicitation costs as a result of the reduced quorum requirement approved by the Company’s stockholders in 2008, and the systematic accrual of annual meeting expenses beginning in the 4th quarter of 2008. Supplies and postage costs increased for the three and six month periods ended June 30, 2009, as compared to 2008 as a result of the increase in size of our loan portfolio. Deferred Origination Costs increased as a result of an increase in the number of loans acquired during the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008, and as a result of additional origination costs identified for deferral.  Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, communications, and travel.  Other costs have decreased primarily as a result of the liquidation of our Canadian subsidiary in May 2008 and the elimination of costs related to the subsidiary.

Our growth plan, if achieved, will cause our operating costs to increase over time, but as a percent of revenues we expect these costs to continue to decrease.

The Company’s average cost to acquire an installment contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2009 was approximately $834 and $814, respectively, per contract as compared to $756 and $774 for the three month and six month periods ended June 30, 2008, respectively.  This increase in average acquisition cost is a result of usage costs related to loan origination and underwriting systems utilized during 2009 which were not utilized by the Company until beginning in June 2008 and higher payroll costs in our loan acquisition department during 2009. These increases have been offset by an improvement in the Company’s book to look ratio during the three and six month period ended June 30, 2009. For the three month and six month periods ended June 30, 2009, the Company’s book to look ratio was 5.47% and 4.75%, respectively, compared to 4.10% and 3.96% for the three month and six month periods ended June 30, 2008.  Management is attempting to further increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us, and by following up on approved applications to encourage the placement of the financing applied for with us instead of with a competitor.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and six month periods ended June 30, 2009 was $11.74 and $12.42, respectively, per serviced contract, as compared to $23.39 and $26.29 during the three month and six month periods ended June 30, 2008, respectively.  The decrease for the quarter ended June 30, 2009 reflects a restructure of the Company’s account servicing department which resulted in gains in efficiency, and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity. Management anticipates that this average servicing cost per contract will continue to decrease as the size of the portfolio of installment contracts increases due to continued efficiency gains and economies of scale.

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

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $2,839,948 and $6,304,956, respectively, during the three months and six months ended June 30, 2009.  We invested cash of approximately $2,644,357 and $5,888,144, respectively, to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $15,938,361, net of an allowance for credit losses of $639,799, at December 31, 2008 to $17,927,188, net of an allowance for credit losses of $762,371, at June 30, 2009.

All of the Company’s installment contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses.  Discounts on purchased installment contracts are recognized as income over the respective contractual terms using methods that approximate the interest method.  A summary of our installment contracts portfolio as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009			December 31, 2008
	United States	Canada	Total	United States	Canada	Total
Automobiles	$18,998,787	$323,565	$19,322,352	$16,327,262	$514,603	$16,841,865
Other	-	268,780	268,780	-	466,626	466,626
Total	18,998,787	592,345	19,591,132	16,327,262	981,229	17,308,491

Less

Unearned discount	895,893	5,680	901,573	718,717	11,614	730,331
Allowance for credit losses	682,051	80,320	762,371	569,794	70,005	639,799
Net	$17,420,843	$506,345	$17,927,188	$15,038,751	$899,610	$15,938,361

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

We calculate delinquency based on the number of days payments are contractually past due.  The following table sets forth information with respect to the delinquency of our portfolio of installment contracts as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	18,998,787	100%	592,346	100%	19,591,133	100%

Period of delinquency:
31 - 60 days	304,607	1.60%	9,530	1.61%	314,137	1.60%
61 - 90 days	119,576	0.63%	8,454	1.43%	128,030	0.65%
91 – 120 days	62,995	0.33%	12,663	2.14%	75,658	0.39%
121+ days	85,637	0.45%	163	0.03%	85,800	0.44%

Total	572,815	3.01%	30,810	5.21%	603,625	3.08%

	December 31, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	16,327,262	100%	981,228	100%	17,308,490	100%

Period of delinquency:
31 - 60 days	392,693	2.41%	70,388	7.17%	463,081	2.68%
61 - 90 days	228,915	1.40%	33,887	3.45%	262,802	1.52%
91 – 120 days	38,276	0.23%	34,230	3.49%	72,506	0.42%
121+ days	51,720	0.32%	7,317	0.75%	59,037	0.34%

Total	711,604	4.36%	145,822	14.86%	857,426	4.96%

At December 31, 2008, delinquent accounts, defined as accounts more than 30 days contractually past due, totaled 4.96% of our outstanding installment contracts.  Delinquencies declined as of June 30, 2009 to 3.08% of our outstanding installment contracts.  The decrease is attributable to the Company’s devotion of senior management personnel to its account servicing and collection efforts. New controls and systems were implemented by management beginning in 2008 to better monitor delinquent accounts, resulting in fewer delinquencies and credit losses. We expect delinquencies as a percent of the total portfolio in the United States to remain constant throughout 2009, unless continued adverse economic conditions cause higher unemployment or underemployment, or an increase in consumer prices (such as fuel), or some other significant event occurs that affects our borrowers’ ability to make their payments.

The following tables set forth information with respect to actual credit loss experience in our portfolio of installment contracts for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$18,102,893	$586,666	$18,689,559	$9,879,209	$1,862,213	$11,741,422

Installment Contracts, net of unearned discounts, average during the period (1)	17,703,333	679,470	18,382,803	8,901,432	2,046,767	10,948,199

Gross charge-offs	495,679	19,169	514,848	231,978	27,477	259,455
Recoveries	250,420	13,244	263,664	164,182	11,306	175,488

Net charge-offs	245,259	5,925	251,184	67,796	16,171	83,967

Net charge-offs as a % of avg. contracts during the period (annualized)	5.54%	3.49%	5.47%	3.05%	3.16%	3.07%

  (1) - Average is based on month-end balances

	Six Months Ended June 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$18,102,893	$586,666	$18,689,559	$9,879,209	$1,862,214	$11,741,423

Installment Contracts, net of unearned discounts, average during the period (1)	17,051,715	764,634	17,816,349	8,504,084	2,203,870	10,707,954

Gross charge-offs	1,017,035	49,414	1,066,449	722,840	78,198	801,038
Recoveries	488,013	18,409	506,422	500,554	30,317	530,871

Net charge-offs	529,022	31,005	560,027	222,286	47,881	270,167

Net charge-offs as a % of avg. contracts during the period (annualized)	6.20%	8.11%	6.29%	5.23%	4.35%	5.05%

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

Our allowance for credit losses was $762,371 at June 30, 2009 compared to $639,799 at December 31, 2008.  As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.08% at June 30, 2009 and 3.86% at December 31, 2008. The allowance for credit losses was 15.86% and 24.35% of past due accounts and 126.30% and 134.25% of accounts considered delinquent as of June 30, 2009 and 2008 respectively.

During the six months ended June 30, 2009, our net Installment Contracts increased $2,111,399.  This increase was the result of a $2,305,190 increase in automobile-secured contracts offset by a $193,791 decrease in all other Installment Contracts.  The $2,305,190 increase in automobile-secured Installment Contracts was comprised of a $2,503,874 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $189,157 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and a $9,527 decrease in Installment Contracts acquired through bulk purchases.

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

During the six months ended June 30, 2009, we experienced net charge-offs of $560,027, which represented 6.29% of our average outstanding installment contracts during the period.  During the year ended December 31, 2008, we experienced net charge-offs of $751,578, which represented 5.96% of our average outstanding installment contracts during the year.

The allowance for credit losses as of June 30, 2009 of $762,371 is 4.08% of our outstanding net installment contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of June 30, 2009.

The following tables set forth the activity in the allowance for credit losses for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009			2008
				United
	United States	Canada	Total	States	Canada	Total

Balance at beginning of period	$613,086	$72,131	$685,217	$527,753	$122,460	$650,213

Charge-offs	(495,679)	(19,169)	(514,848)	(231,978)	(27,477)	(259,455)
Recoveries	250,420	13,244	263,664	164,182	11,306	175,488

Net charge-offs	(245,259)	(5,925)	(251,184)	(67,796)	(16,171)	(83,967)

Provision for credit losses	314,224	8,525	322,749	109,837	(1,043)	108,794

Effect of foreign currency translation	-	5,589	5,589		900	900

Balance at end of period	$682,051	$80,320	$762,371	$569,794	$106,146	$675,940

	Six Months Ended June 30,
	2009			2008
				United
	United States	Canada	Total	States	Canada	Total

Balance at beginning of period	$569,794	$70,005	$639,799	$670,222	$141,154	$811,376

Charge-offs	(1,017,035)	(49,414)	(1,066,449)	(722,840)	(78,198)	(801,038)
Recoveries	488,013	18,409	506,422	500,554	30,317	530,871

Net charge-offs	(529,022)	(31,005)	(560,027)	(222,286)	(47,881)	(270,167)

Provision for credit losses	641,279	38,326	679,605	121,858	18,556	140,414

Effect of foreign currency translation	-	2,994	2,994	-	(5,683)	(5,683)

Balance at end of period	$682,051	$80,320	$762,371	$569,794	$106,146	$675,940

Liquidity and Capital Resources

We require substantial capital resources and cash to support our business strategy. We use cash to make sub-prime used automobile loans and meet our cash needs for operations.

The Company’s growth strategy requires the Company to increase its acquisitions of installment contracts.  We anticipate, however, to acquire installment contracts for the remainder of 2009 at a slower pace than we are capable of due to limited access to credit resulting from the current economic situation.  We expect to pay between 92% and 94% of the outstanding principal balance for installment contracts that are purchased. We expect to fund these acquisitions from a combination of internally generated cash flow and our line of credit. Our $15 million line of credit had an outstanding balance of over $12 million as of June 30, 2009.

The Company has received notice from its lender that the lender is no longer extending credit to finance companies and thus our line of credit will not be renewed or extended when it matures in January, 2010.  If the current economic conditions and tight credit markets continue, we may be unable to refinance our bank line of credit when it matures, and if we are unable to refinance our line of credit we will be considered in default and the entire outstanding balance of the credit facility will become immediately due and payable.  To cure the default the lender could assume ownership of all of our assets and liquidate the assets in a manner the lender deems satisfactory in order to satisfy the line of credit balance. We can give no assurance that we will be able to secure additional financing with terms acceptable to us. If we are unable to secure additional financing, we may be forced to liquidate.  Management and the Company’s investment banking firm are currently seeking alternative sources of debt and equity financing.

The Company began 2009 with $2,145,436 cash on hand and had cash on hand of $2,209,161 at June 30, 2009.  Operating activities provided cash of $620,338 during the six month period ended June 30, 2009.

We invested cash of approximately $5,888,000 to acquire installment contracts during the six month period ended June 30, 2009.  We collected principal payments on our installment contracts of approximately $2,974,000 during the six month period ended June 30, 2009.

During the three months and six months ended June 30, 2009 the Company received net advances on its bank line of credit totaling $1,250,000 and $2,050,000, respectively, to partially fund the acquisition of Installment Contracts.  Total advances outstanding under the line of credit agreement as of June 30, 2009 totaled approximately $12,042,000.  Our ability to continue to draw funds under the line of credit depends on our ability to maintain a sufficient borrowing base by submitting  loan documents purchased to our lender that are considered eligible assets by our lender, and our continued compliance with the covenants in our line of credit agreement.

We paid financing fees totaling $472,347 during 2008 in connection with fund raising activities performed by our investment banking firms and fees paid to our lender. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.  The fees amortized during the six month period ended June 30, 2009 amounted to $144,504.

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a transaction with a lender or other party that the investment banking firm introduces to the Company.  As of June 30, 2009, the Company had paid fees amounting to $35,000 to the investment banking firm.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any financial covenants as of June 30, 2009.  If the Company experiences additional net losses totaling $1 million, it would be at risk of defaulting under the minimum net worth covenant.

The Company spent approximately $35,000 upgrading its underwriting and loan servicing systems during the fiscal year ended December 31, 2008.  The Company had no additional material commitments for capital expenditures as of June 30, 2009.  We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

As the Company continues to grow, we may need to recruit and hire additional sales, operating and administrative personnel.  We expect to be able to fund the costs of these activities from operating cash flows.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain installment contracts from its customers.  Each commitment is essentially an “offer” by the Company to purchase a specific installment contract that the Company has pre-approved, and customers generally have up to 20 days to “accept” the offer by selling to the Company the pre-approved installment contract.  The Company had outstanding commitments to acquire installment contracts totaling approximately $1,011,386 as of June 30, 2009.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this lease as of June 30, 2009 are as follows:

2009	25,215
2010	50,740
2011	50,740
2012	50,740
2013	29,599
Total	$207,034

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

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a transaction with a lender or other party that the investment banking firm introduces to the Company.  As of June 30, 2009, the Company had paid fees amounting to $35,000 to the investment banking firm.

The Company had no other off-balance sheet arrangements as of June 30, 2009.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREEDOM FINANCIAL GROUP, INC.

Date:	August 7, 2009	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2009	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)