Form 10-Q
period 2009-09-30
FREEDOM FINANCIAL GROUP INC
filed 2009-11-09
CIK 1314386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 9, 2009 20,462,543 shares of Common Stock, $0.0001 par value were outstanding.

PART I.  - FINANCIAL INFORMATION

ITEM 1.             Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Freedom Financial Group, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Freedom Financial Group, Inc. as of September 30, 2009, and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 2009 and stockholders’ equity and cash flows for the nine-month period ended September 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Weaver & Martin, LLC

Kansas City, Missouri
November 9, 2009

FREEDOM FINANCIAL GROUP, INC.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,192,134	$2,145,436
Finance receivables, net	17,894,729	15,938,361
Accrued interest receivable	196,564	184,807
Property and equipment, net	35,244	52,064
Deferred financing fees	211,998	296,337
Deferred origination costs	169,338	138,013
Other assets	89,905	351,647

Total assets	$20,789,912	$19,106,665

Liabilities and Stockholders’ Equity
Liabilities
Bank line of credit	$12,037,332	$9,975,734
Accounts payable	8,969	34,914
Accrued expenses	137,376	147,756
Accrued compensation costs	155,478	61,262
Other liabilities	31,831	22,126

Total liabilities	12,370,986	10,241,792

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 36,000,000 shares authorized; 20,467,001 shares issued; and 20,462,543 shares outstanding	2,047	2,047
Additional paid-in capital	13,882,347	13,882,347
Retained earnings (deficit)	(5,271,033)	(4,738,477)
Accumulated other comprehensive loss	(194,042)	(280,651)
Treasury stock, at cost; 4,458 shares	(393)	(393)
Total stockholders’ equity	8,418,926	8,864,873
Total liabilities and stockholders’ equity	$20,789,912	$19,106,665

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues
Interest income	$1,074,703	$789,875	$3,102,260	$2,062,787
Other income	45,095	43,425	125,180	126,920

Total revenues	1,119,798	833,300	3,227,440	2,189,707

Interest Expense	331,068	213,585	927,876	490,624

Revenues after Interest Expense	788,730	619,715	2,299,564	1,699,083

Provision for Credit Losses	323,214	196,704	1,002,819	337,118

Net Revenues After Provision for Credit Losses	465,516	423,011	1,296,745	1,361,965

Operating Expenses	614,004	644,060	1,829,301	2,068,528

Operating Loss	(148,488)	(221,049)	(532,556)	(706,563)

Gain on Liquidation of Subsidiary	-	-	-	1,380,250

Net Income (Loss) Before Income Taxes	(148,488)	(221,049)	(532,556)	673,687

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(148,488)	$(221,049)	$(532,556)	$673,687

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.03)	$0.03

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2007	19,922,543	$1,993	$13,802,873	$(5,041,509)	$1,599,791	$(393)	$10,362,755

Net income	—	—	—	303,032	—	—	303,032

Foreign currency translation adjustment	—	—	—	—	(280,651)	—	(280,651)

Comprehensive income	—	—	—	—	—	—	22,381

Liquidation of subsidiary					(1,599,791)		(1,599,791)

Stock warrants issued	—	—	30,928	—	—	—	30,928

Stock Grant	540,000	54	48,546	—	—	—	48,600

Balance, December 31, 2008	20,462,543	$2,047	$13,882,347	$(4,738,477)	$(280,651)	$(393)	$8,864,873

Net loss	—	—	—	(532,556)	—	—	(532,556)

Foreign currency translation adjustment	—	—	—	—	86,609	—	86,609

Comprehensive loss	—	—	—	—	—	—	(445,947)

Balance, September 30, 2009	20,462,543	$2,047	$13,882,347	$(5,271,033)	$(194,042)	$(393)	$8,418,926

See Notes to Consolidated Financial Statements.

FREEDOM FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2009	2008

Operating Activities
Net income (loss)	$(532,556)	$673,687
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	26,741	34,345
Provision for credit losses	1,002,819	337,118
Accretion of deferred contract purchase discounts	(320,304)	(244,889)
Recovery of charged-off finance receivables	724,235	696,966
Liquidation of subsidiary	-	(1,457,047)
Stock grant expense	-	48,600
Deferral of origination costs	(163,462)	(146,655)
Amortization of deferred financing fees	216,756	194,300
Amortization of deferred origination costs	132,136	45,260
Changes in
Other assets	(118,772)	157,628
Accounts payable and accrued expenses	56,326	9,359

Net cash provided by operating activities	1,023,919	348,672

Investing Activities
Purchase of finance receivables	(7,722,480)	(9,515,932)
Principal collected on finance receivables	4,456,536	4,267,962
Purchase of property and equipment	(9,922)	(66,136)
Sale of Relocation Asset	360,728	-

Net cash used in investing activities	(2,915,138)	(5,314,106)

Financing Activities
Deferred financing costs	(120,817)	(472,347)
Line of credit advances, net	2,050,000	5,422,760

Net cash provided by financing activities	1,929,183	4,950,413

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,734	(142,942)

Net Increase (Decrease) in Cash and Cash Equivalents	46,698	(157,963)

Cash and Cash Equivalents, Beginning of Period	2,145,436	1,857,694

Cash and Cash Equivalents, End of Period	$2,192,134	$1,699,731

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

Note 3:	Finance Receivables and Allowance for Credit Losses

Finance receivables consist of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008

Automobiles	$19,336,362	$16,841,865
Other	231,731	466,626

Total finance receivables	19,568,093	17,308,491

Less
Unearned discount	909,823	730,331
Allowance for credit losses	763,541	639,799

	1,673,364	1,370,130
Net finance receivables	$17,894,729	$15,938,361

Approximately 3% and 6% of the above finance receivables as of September 30, 2009 and December 31, 2008, respectively, are Canadian in origin.

Amounts contractually receivable (including principal and interest) under our finance receivables at September 30, 2009, were as shown in the following table.  The Company expects our actual collections to differ significantly from the amounts presented below as a result of prepayments, delinquent payments, partial payments and nonpayments.

2009	2,365,984
2010	8,855,563
2011	7,596,653
2012	5,652,577
2013	2,190,864
2014	45,510
Total	$26,707,151

Activity in the allowance for credit losses related to finance receivables for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$762,371	$675,940	$639,799	$811,376
Provision charged to expense	323,214	196,704	1,002,819	337,118
Losses charged off	(546,626)	(384,599)	(1,613,075)	(1,185,637)
Recoveries of previously charged-off amounts	217,812	166,095	724,234	696,966
Effect of foreign currency translation	6,770	(4,281)	9,764	(9,964)

Balance, end of period	$763,541	$649,859	$763,541	$649,859

The Company’s nonearning finance receivables totaled $185,367 at September 30, 2009.  The Company provided an allowance for credit losses related to these receivables of $166,830.

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

The loan agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any of the loan agreement covenants as of September 30, 2009.

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

The Company received notice in June, 2009, from the Lender that the Lender is no longer extending credit to finance companies and thus our line of credit will not be renewed or extended when it matures in January, 2010.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.  Our evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009.

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

The Company had outstanding commitments to purchase finance receivables totaling approximately $328,400 as of September 30, 2009.  These commitments generally expire 20 days after they are issued if unused.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this operating lease as of September 30, 2009 are as follows:

2009	12,686
2010	50,740
2011	50,740
2012	50,740
2013	29,599
Total	$194,505

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

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a loan transaction with a lender or other party that the investment banking firm introduces to the Company. If the transaction were to be consummated as a sale of all or a portion of the Company’s receivables, the fee would be 2.5% multiplied by the amount of consideration received by the Company for the sale. As of September 30, 2009, the Company had paid fees amounting to $65,000 to the investment banking firm.

As of September 30, 2009, the Company had entered into an agreement to sell substantially all of its consumer loan portfolio to an unrelated third party.  The purchase agreement for the transaction provides for a $150,000 breakage fee if the Company elected to terminate or failed to consummate the sale.  On October 19, 2009, the Company entered into a new purchase agreement with a different unrelated third party at a substantially higher sale price and terminated the first purchase agreement and on October 20, 2009, paid the $150,000 breakage fee.  The second purchase agreement provides for a $300,000 breakup fee if the Company elects to terminate the agreement.

The Company had no other commitments as of September 30, 2009.

Note 7:	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Since the effect of converting the common stock warrants would be anti-dilutive for the three and nine months ended September 30, 2009 and September 30, 2008, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

Earnings per share for the three and nine months ended September 30, 2009 and 2008, was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(148,487)	$(221,049)	$(532,556)	$673,687

Weighted average shares	20,462,543	20,462,543	20,462,543	20,241,813

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.03

Note 8:	Operating Expenses

The components of operating expenses for the three and nine months ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Salaries and benefits	$433,051	$394,005	$1,159,899	$1,242,949
Professional fees	36,967	45,730	175,907	207,689
Information services	42,568	109,065	168,743	178,767
Insurance	40,071	42,073	123,146	129,102
Supplies and postage	19,401	27,846	75,672	78,748
Stockholder relations	7,735	5,305	31,672	69,037
Other	76,522	103,200	257,724	309,617
Deferral of origination costs	(42,311)	(83,164)	(163,462)	(147,380)

	$614,004	$644,060	$1,829,301	$2,068,529

Note 9:	Stock Based Compensation

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

Prior to May 2008, the Company’s foreign operations, all of which are in Canada, had been conducted through its wholly owned subsidiary, T.C.G. – The Credit Group Inc. (“TCG”), based in Winnipeg, Manitoba. In May 2008, TCG ceased originating new loan purchases and the Company purchased the outstanding receivables of TCG. The Company began servicing the Canadian receivables from its location in the United States, and intends to service them until they are fully collected. The remaining assets of TCG were sold and the Company’s investment in the subsidiary and accumulated foreign exchange gains were liquidated.  As a result of the liquidation the Company recognized a $1,380,250 gain in the quarter ended June 30, 2008. Total revenues, loss before taxes, and net loss from foreign operations for the three and nine months ended September 30, 2009 and 2008, respectively, were as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues	$37,417	$118,400	$139,425	$447,188

Income before income taxes	$34,907	$81,140	$92,257	$84,440

Net income	$34,907	$81,140	$92,257	$84,440

Per share amount	$-	$-	$-	$-

Note 11:	Additional Cash Flow Information

The Company made cash interest payments totaling $247,432 and $699,331 during the three and nine month periods ended September 30, 2009 and made cash interest payments totaling $143,895 and $278,024 during the three and nine month periods ended September 30, 2008.

The Company made no cash payments for income taxes during the three and nine month periods ended September 30, 2009 and 2008.

Note 12:	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a new pronouncement regarding fair value measurements.  The pronouncement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the pronouncement, fair value measurements would be separately disclosed by level within the fair value hierarchy.  This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The adoption of this statement did not have a material effect on our financial position or results of operations.

We adopted the provisions of the FASB’s interpretation regarding accounting for uncertainty in income taxes on January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In February 2007, the FASB issued a pronouncement regarding entities choices in to measuring many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term objectives for accounting for financial instruments.  The statement is effective for our fiscal year beginning January 1, 2008.  We did not elect to report additional assets and liabilities at fair value other than those required to be accounted for at fair value prior to the adoption this statement, therefore there was no material effect of the adoption of this standard on our financial statements.

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

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 13:	Subsequent Events

We have diligently sought a credit facility refinancing or other capital infusion, which would allow us to pay off the ReMark Loan when it matures January 31, 2010, but the only solution that is currently available in the prevailing market conditions is a sale of our loan portfolio.

On September 29, 2009, we entered into an Auto Receivables Purchase Agreement (the “FIFS Purchase Agreement”) with First Investors Financial Services, Inc. (“FIFS”), an unrelated financial services company.

Pursuant to the Purchase Agreement, we agreed to sell all or substantially all of our portfolio of subprime used automobile installment sales contracts and other consumer receivables to FIFS for a cash purchase price calculated as the sum of a percentage of the outstanding principal balance of Receivables falling in different classes based upon their aging on the closing date.

The Purchase Agreement provided for a $150,000 breakup fee to FIFS if we terminated the agreement or failed to consummate the Asset Sale.

On October 19, 2009, we entered into an Auto Receivables Purchase Agreement (the “ACA Purchase Agreement”) with American Credit Acceptance, LLC, an unrelated South Carolina limited liability company (“ACA”).  As a result of entering into the ACA Purchase Agreement, we terminated the Auto Receivables Purchase Agreement FIFS, Inc.

Pursuant to the ACA Purchase Agreement, we have agreed to sell our portfolio of subprime used automobile installment sales contracts to ACA for a cash purchase price calculated as the sum of a percentage of the outstanding principal balance of Receivables falling in different classes based upon their aging and collectability on the closing date (the “ACA Asset Sale”). The aggregate purchase price payable by ACA for the Receivables is substantially higher than the price FIFS had agreed to pay under the FIFS Purchase Agreement, even after considering the breakup fee required by the FIFS Purchase Agreement.

 We intend to use the proceeds from the ACA Asset Sale primarily to pay off our $15 million secured revolving warehouse line of credit (the “Remark Loan”) with ReMark Lending Co. (“Lender”), which had a principal balance of approximately $12 million as of September 30, 2009.

 The projected closing date for the ACA Asset Sale is on or before December 15, 2009.  Consummation of the ACA Asset Sale is subject to fulfillment of a number of conditions, including approval by our stockholders.  There can be no assurance the ACA Asset Sale will close.

The ACA Purchase Agreement provides for a breakup fee of $300,000 to ACA if we elect to terminate or fail to consummate the ACA Asset Sale, unless we terminate the ACA Purchase Agreement because we are able to obtain financing that will allow us to refinance the ReMark Loan.

On October 20, 2009, we provided written notice to FIFS that we have terminated the FIFS Purchase Agreement.  We paid a $150,000 breakup fee to FIFS on termination, as required by the FIFS Purchase Agreement.

On October 9, 2009, we entered into Amendment No. 2 to our Revolving Loan and Security Agreement with our Lender.  Since the Purchase Agreement with FIFS provided for the sale of our receivables at less than the price at which we can purchase new receivables from our independent dealer network, we announced on September 23, 2009 that we were suspending the purchase of new auto loan receivables from our network of independent used automobile dealerships.

The Lender has characterized the Asset Sale and our suspension of receivables purchases as a material adverse change in our business that constitutes an Event of Default and a Funding Termination Event under the Loan Agreement and that, as a consequence, the Lender asserts it is entitled to cease making further advances to us, declare the entire balance of the Remark Loan immediately due and payable, and enforce the Lender’s security interest in all of our assets.  We are not in default in the payment of any amount due under the Loan Agreement.  The Asset Sale and our suspension of purchasing new auto loan receivables were intended to enable us to pay off the ReMark Loan by the maturity date.  We were disappointed that the Lender elected to treat these events as an Event of Default and a Funding Termination Event under the Loan Agreement.  Nevertheless, we have agreed to the Amendment in order to avoid an acceleration of the ReMark Loan and the Lender’s sale of all of our assets that secure the ReMark Loan at this time.  Pursuant to the Amendment:

•	We agree that an uncured Event of Default exists and is continuing under the Loan Agreement

•	The Lender has agreed to forbear from exercising certain default remedies under the Loan Agreement until November 9, 2009

•	The Lender has the right to appoint a Supervisory Servicer to monitor or take over our receivables servicing function at our expense

•
All funds coming into the lockbox account, after payment of interest and the fees provided under the Loan Agreement (including those of a Supervisory Servicer if one is appointed), will be applied by the Lender to reduce the principal balance of the ReMark Loan and will not be remitted to us as was the practice under the Loan Agreement before the Amendment.  This should result in a more rapid paydown of the ReMark Loan

•	The Lender will not provide further advances under the ReMark Loan in excess of the $12,042,000 current balance. We had not planned to request additional advances under the ReMark Loan

•
The Lender will accrue Default Rate Interest equal to the existing rate plus 4.5% commencing September 23, 2009.  The existing Note Rate of interest will be payable prior to the expiration of the forbearance period, and the difference between the Note Rate and the Default Rate Interest will be payable after expiration of the forbearance period

•
The forbearance period will automatically expire on the earlier of (i) November 9, 2009, (ii) any termination of the Asset Sale, (iii) any other Event of Default under the Loan Agreement, or (iv) any default in performance of the Amendment

On November 4, 2009, we entered into an Amendment No. 3 to our Revolving Loan and Security Agreement and Forbearance ("Amendment 3"). The Lender had determined that our pending Asset Sale and our decision on September 23, 2009 to suspend the purchase of new receivables represented a change in our business that constitutes an Event of Default under the Loan and Security Agreement. Pursuant to Amendment 3 and an accompanying letter agreement, the Lender has agreed (a) to consent to the Asset Sale to ACA, and (b) to forbear from exercising its default rights under the Loan Agreement until the earliest of (i) December 15, 2009, (ii) the date on which the ACA Purchase Agreement is terminated, and (iii) a breach of any of the conditions expressed in Amendment 3. Assuming the Asset Sale is approved by our stockholders at the special meeting to be held November 30, 2009, we intend to consummate the Asset Sale and pay off the ReMark Loan by December 15, 2009. Amendment 3 thus gives us the ability to close the Asset Sale and pay off the ReMark Loan before the forbearance period expires, thus avoiding an acceleration of the ReMark Loan and the foreclosure of our assets.

On October 6, 2009, our Board of Directors approved a Plan of Dissolution and Complete Liquidation of the Company (“Plan of Dissolution”).

Pursuant to the Plan of Dissolution we plan to sell and reduce to cash all or substantially all of our non-cash assets (including the receivables being sold in the Asset Sale) and (i) pay or provide for all claims and obligations known to us (including the ReMark Loan), (ii) provide for any claim which is the subject of a pending action, suit or proceeding to which we are a party, (iii) provide for claims that have not been known to us but are likely to arise within 5 years after the Effective Date of our dissolution, (iv) create a contingency reserve to satisfy claims, obligations and expenses incurred in connection with the liquidation, and (vi) distribute any remaining funds to our stockholders.

Our management, Board and financial adviser have tried without success to obtain alternative financing to refinance the ReMark Loan to support our continued operations.  To date, however, no such financing has been obtained.  Following the payoff of the ReMark Loan, without a substitute credit facility, the Board and management do not believe we will have sufficient capital and assets to operate profitably.

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

The Company’s former Canadian subsidiary, T.C.G. – The Credit Group, Inc. (TCG”), acquired a variety of consumer installment contracts in previous years, including small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.  During 2008, the subsidiary was liquidated and the Company purchased TCG’s outstanding portfolio of installment contracts. The Company intends to service the Canadian portfolio until the remaining balances are fully collected or liquidated in some other manner. The Company’s portfolio of outstanding installment contracts has been increasingly comprised of sub-prime automobile loans.  As of September 30, 2009, the Company’s loan portfolio consisted of over 98% sub-prime automobile loans.

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

Selected Portfolio Statistics

The following table presents selected unaudited portfolio statistics for the three and nine months ended September 30, 2009 and 2008.  This table should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008*	2009	2008*

Installment contracts acquired (total principal amount)	$1,979,701	$4,938,542	$8,284,656	$9,568,555

Purchase price of Installment contracts Acquired	$1,834,514	$4,675,904	$7,722,658	$9,066,504

Percentage of dollar amount paid to principal balance acquired	92.67%	94.68%	93.22%	94.75%

Number of installment contracts acquired during the quarter	193	450	766	870

Average principal balance acquired	$10,258	$10,975	$10,815	$10,998

Acquisition cost per acquired installment contract (US only)	$914	$679	$839	$677

Monthly servicing cost per installment contract (US only)	$9.12	$15.74	$11.31	$21.94
* Purchases of Canadian finance receivables were discontinued in May 2008.

Results of Operations

Interest Income

Our interest income totaled $1,074,703 and $3,102,260 for the three months and nine months ended September 30, 2009, respectively, compared to $789,875 and $2,062,787 for the three months and nine months ended September 30, 2008. The increase in interest income for the three and nine months ended September 30, 2009 as compared to 2008 is attributed primarily to the increase in the installment contract portfolio in the United States, offset by a decline in the outstanding balance of the Canadian installment loan portfolio and lower yields on installment contracts experienced in 2009.

The following tables present information relative to the average balances and interest rates of our interest earning assets for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30, 2009 and 2008
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$18,745,592	$1,074,353	22.92%	$13,138,352	$781,443	23.79%
Cash and cash equivalents	2,167,234	350	0.06%	1,764,458	8,432	1.91%

Total	$20,912,826	$1,074,703	20.56%	$14,902,810	$789,875	21.20%

	For the Nine Months Ended September 30, 2009 and 2008
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

Installment Contracts	$18,100,726	$3,099,476	22.83%	$11,576,767	$2,032,713	23.41%
Cash and cash equivalents	2,060,729	2,784	0.18%	2,026,838	30,074	1.98%

Total	$20,161,455	$3,102,260	20.52%	$13,603,605	$2,062,787	20.22%

The decrease in yield on our installment contracts for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, is primarily the result of an increase in the amortization of deferred origination costs during 2009, and changes in the mix of our portfolio.  Amortization of deferred origination costs amounted to $48,674 and $132,136 for the three and nine months ended September 30, 2009, respectively, and $29,371 and $45,330 for the three and nine months ended September 30, 2008, respectively. In addition, throughout 2008 and 2009 our portfolio of installment contracts has been increasingly comprised of contracts acquired through our United States point-of-sale automobile financing programs.  These contracts typically have lower yields than the other types of contracts in our portfolio, among them, automobile contracts acquired in bulk purchase transactions, and contracts purchased by our former Canadian subsidiary which include small ticket leases, loans secured by home appliances and other consumer goods, and loans for bulk food purchases.

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

	For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$320,231	$(27,321)	$292,910
Cash and cash equivalents	2,500	(10,582)	(8,082)

Total Interest Income	$322,731	$(37,903)	$284,828

	For the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

	Volume	Rate	Total
Increase (decrease) in interest income:
Installment Contracts	$1,086,160	$(19,397)	$1,066,763
Cash and cash equivalents	165	(27,455)	(27,290)

Total Interest Income	$1,086,325	$(46,852)	$1,039,473

Interest Expense

We incurred interest expense of $331,068, including $72,252 amortization of deferred financing fees, and $213,585, including $72,252 amortization of deferred financing fees, during the three months ended September 30, 2009 and 2008, respectively.  We incurred interest expense of $927,876, including $216,755 amortization of deferred financing fees, and $490,624, including $194,300 amortization of deferred financing fees, during the nine months ended September 30, 2009 and 2008, respectively.  Our interest expense increased primarily because of the increase in the outstanding balance of our line of credit from September 30, 2008 to September 30, 2009.

Provision for Credit Losses

Our provision for credit losses totaled $323,214 and $1,002,819 for the three months and nine months ended September 30, 2009, respectively, compared to $196,704 and $337,118 for the three months and nine months ended September 30, 2008, respectively.  The increase in the provision for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008 is a result of a reduction of our reserve for credit losses in the first quarter of 2008, and an increase in net charge-offs in 2009 as compared to 2008. The Company assigned senior management to its account servicing and collection department in the fourth quarter of 2007, and, as a result of the improved reporting and controls over the loan losses implemented by senior management, the Company experienced an improvement in delinquencies during the first quarter of 2008. Because of this improvement in delinquencies, the Company reduced its reserve for credit losses through a lower charge to the provision during the first quarter of 2008. Net charge-offs increased in 2009 due to 1) an increase in charge-offs experienced in the first quarter of 2009, which was a result of a significant number of vehicles repossessed in late 2008, 2) approximately $124,000 in recoveries received in the first quarter 2008 on receivables that had been charged off in 2007, and 3) because of the overall growth in size of the Company’s loan portfolio from 2008 to 2009.  Net charge-offs increased to $328,814 and $888,841 for the three months and nine months ended September 30, 2009, from $218,504 and $488,671 for the three months and nine months ended September 30, 2008, respectively. As a percent of net contracts net charge-offs were 7.02% and 6.39% for the three months and nine months ended September 30, 2009, respectively, compared to 6.65% and 5.63% for the three months and nine months ended September 30, 2008, respectively. See Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Financial Condition – Asset Quality for a discussion of the Company’s delinquencies and actual credit loss experience and its allowance for credit losses. As the Company continues to acquire installment contracts, and our average contracts receivable outstanding increases, we expect the charge to our earnings for credit losses will continue to increase.

Operating Expenses

Our operating expenses totaled $614,004 and $1,829,301 for the three months and nine months ended September 30, 2009, respectively, compared to $644,060 and $2,068,528 for the three months and nine months ended September 30, 2008, respectively.  A summary of these expenses follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change

Salaries and benefits	$433,051	$394,005	9.91%	$1,159,899	$1,242,949	-6.68%
Professional fees	36,967	45,730	-19.16%	175,907	207,689	-15.30%
Information services	42,568	109,065	-60.97%	168,743	178,767	-5.61%
Insurance	40,071	42,073	-4.76%	123,146	129,102	-4.61%
Supplies and postage	19,401	27,846	-30.33%	75,672	78,748	-3.91%
Stockholder relations	7,735	5,305	45.81%	31,672	69,037	-54.12%
Other	76,522	103,200	-25.85%	257,724	309,617	-16.76%
Deferral of origination costs	(42,311)	(83,164)	-49.12%	(163,462)	(147,380)	10.91%
Total	$614,004	$644,060	-4.67%	$1,829,301	$2,068,529	-11.57%

Salaries and benefits increased for the three months ended September 30, 2009 as compared to 2008 because of severance costs associated with the dismissal of our loan marketing and underwriting staff in September, 2009, offset by a decrease in employee costs resulting from fewer individuals being employed by the Company in 2009 as compared to the prior year. Salaries and benefits decreased for the nine months ended September 30, 2009, as compared to 2008 because of fewer individuals employed by the Company in 2009 as compared to 2008, employee relocation expenses that occurred in 2008 that did not recur in 2009, and stock grants to the Company’s management that occurred in 2008 that did not recur in 2009.  Professional fees decreased during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 as a result of the December 31, 2008 accrual of fiscal 2008 audit fees, offset by examination fees billed by our lender during the nine month period ended September 30, 2009. Information services decreased for the three and nine month periods ended September 30, 2009 as compared to 2008, as a result of lower loan origination and underwriting system usage fees incurred because of the decrease in origination volume experienced during these periods. Stockholder relations decreased for the nine month period ended September 30, 2009, as compared to 2008, primarily because of the elimination of stockholder solicitation costs as a result of the reduced quorum requirement approved by the Company’s stockholders in 2008, and the systematic accrual of annual meeting expenses beginning in the 4th quarter of 2008. Supplies and postage decreased during the three month period ended September 30, 2009 as compared to 2008, because of the decrease in volume of installment contracts purchased during the period. Deferred Origination Costs decreased as a result of a decrease in the number of loans acquired during the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008. Deferred Origination Costs increased however, during the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008 as a result of additional origination costs identified for deferral. Other operating costs include, among other items, occupancy costs, licenses and taxes, depreciation, communications, and travel.  Other costs have decreased primarily as a result of the liquidation of our Canadian subsidiary in May 2008 and the elimination of costs related to the subsidiary.

The Company’s average cost to acquire an installment contract (which includes all direct marketing, business development and underwriting expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2009 was approximately $914 and $839, respectively, per contract as compared to $679 and $677 for the three month and nine month periods ended September 30, 2008, respectively.  This increase in average acquisition cost is a result of usage costs related to loan origination and underwriting systems utilized during 2009 which were not utilized by the Company until beginning in June 2008 and lower loan acquisition volume experienced in 2009 compared to 2008. These increases have been offset by an improvement in the Company’s book to look ratio during the three and nine month period ended September 30, 2009. For the three month and nine month periods ended September 30, 2009, the Company’s book to look ratio was 5.24% and 4.87%, respectively, compared to 4.43% and 4.19% for the three month and nine month periods ended September 30, 2008.  Management is attempting to further increase this ratio, and thereby reduce our average acquisition cost, by training our customers to send the Company only those credit applications that have a high probability of being approved and purchased by us, and by following up on approved applications to encourage the placement of the financing applied for with us instead of with a competitor.

The Company’s average monthly cost to service an Installment Contract (which includes all direct collections and servicing expenses and an allocation of certain overhead costs) during the three month and nine month periods ended September 30, 2009 was $9.12 and $11.31, respectively, per serviced contract, as compared to $15.74 and $21.94 during the three month and nine month periods ended September 30, 2008, respectively.  The decrease for the quarter ended September 30, 2009 reflects a restructure of the Company’s account servicing department which resulted in gains in efficiency, and investments that have resulted in lower delinquencies, fewer charge-offs and added capacity. Management anticipates that this average servicing cost per contract will continue to decrease as the size of the portfolio of installment contracts increases due to continued efficiency gains and economies of scale.

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

Financial Condition

Installment Contracts Portfolio

The Company acquired Installment Contracts with outstanding principal balances totaling $1,979,701 and $8,284,656, respectively, during the three months and nine months ended September 30, 2009.  We invested cash of approximately $1,834,514 and $7,722,658, respectively, to acquire these contracts.  As a result of these acquisitions, our portfolio of Installment Contracts increased from $15,938,361, net of an allowance for credit losses of $639,799, at December 31, 2008 to $17,894,729, net of an allowance for credit losses of $763,541, at September 30, 2009.

All of the Company’s installment contracts are held for investment and are recorded at their outstanding principal balances adjusted for unamortized purchase discounts and an allowance for credit losses.  Discounts on purchased installment contracts are recognized as income over the respective contractual terms using methods that approximate the interest method.  A summary of our installment contracts portfolio as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009			December 31, 2008
	United States	Canada	Total	United States	Canada	Total
Automobiles	$19,061,077	$275,285	$19,336,362	$16,327,262	$514,603	$16,841,865
Other	-	231,731	231,731	-	466,626	466,626
Total	19,061,077	507,016	19,568,093	16,327,262	981,229	17,308,491

Less

Unearned discount	905,174	4,649	909,823	718,717	11,614	730,331
Allowance for
credit losses	686,826	76,715	763,541	569,794	70,005	639,799
Net	$17,469,077	$425,652	$17,894,729	$15,038,751	$899,610	$15,938,361

Asset Quality

Substantially all of the installment contracts we have acquired are considered sub-prime and are subject to a high degree of risk of default by the obligors.  We define sub-prime installment contracts as those entered into with borrowers that have credit scores below 620, or due to other circumstances, such borrowers have limited or no access to traditional sources of consumer credit.

Charge-offs directly impact our earnings and cash flows.  To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket collateral, attempt to collect deficiency balances, and employ other servicing and collection techniques as we deem appropriate.

We calculate delinquency based on the number of days payments are contractually past due.  The following table sets forth information with respect to the delinquency of our portfolio of installment contracts as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	19,061,077	100%	507,016	100%	19,568,093	100%

Period of delinquency:
31 - 60 days	386,723	2.03%	44,068	8.69%	430,791	2.20%
61 - 90 days	239,490	1.26%	11,046	2.18%	250,536	1.28%
91 – 120 days	116,511	0.61%	678	0.13%	117,189	0.60%
121+ days	68,179	0.36%	-	0.00%	68,179	0.35%

Total	810,903	4.24%	55,792	11.01%	866,695	4.43%

	December 31, 2008
	United States		Canada		Total
	Amount	Pct.	Amount	Pct.	Amount	Pct.

Installment Contracts	16,327,262	100%	981,228	100%	17,308,490	100%

Period of delinquency:
31 - 60 days	392,693	2.41%	70,388	7.17%	463,081	2.68%
61 - 90 days	228,915	1.40%	33,887	3.45%	262,802	1.52%
91 – 120 days	38,276	0.23%	34,230	3.49%	72,506	0.42%
121+ days	51,720	0.32%	7,317	0.75%	59,037	0.34%

Total	711,604	4.36%	145,822	14.86%	857,426	4.96%

At December 31, 2008, delinquent accounts, defined as accounts more than 30 days contractually past due, totaled 4.96% of our outstanding installment contracts.  Delinquencies declined as of September 30, 2009 to 4.43% of our outstanding installment contracts.  The decrease is attributable to the Company’s devotion of senior management personnel to its account servicing and collection efforts. New controls and systems were implemented by management beginning in 2008 to better monitor delinquent accounts, resulting in fewer delinquencies and credit losses. We expect delinquencies as a percent of the total portfolio in the United States to remain constant throughout 2009, unless continued adverse economic conditions cause higher unemployment or underemployment, or an increase in consumer prices (such as fuel), or some other significant event occurs that affects our borrowers’ ability to make their payments.

The following tables set forth information with respect to actual credit loss experience in our portfolio of installment contracts for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$18,155,903	$502,367	$18,658,270	$13,281,120	$1,404,854	$14,685,974

Installment Contracts, net of unearned discounts, average during the period (1)	18,202,108	543,484	18,745,592	11,510,460	1,627,893	13,138,353

Gross charge-offs	532,243	14,383	546,626	330,190	54,409	384,599
Recoveries	213,804	4,008	217,812	162,787	3,308	166,095

Net charge-offs	318,439	10,375	328,814	167,403	51,101	218,504

Net charge-offs as a % of avg. contracts during the period (annualized)	7.00%	7.64%	7.02%	5.82%	12.56%	6.65%

(1) - Average is based on month-end balances

	Nine Months Ended September 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Installment Contracts, net of unearned discounts, end of period	$18,155,903	$502,367	$18,658,270	$13,281,120	$1,404,854	$14,685,974

Installment Contracts, net of unearned discounts, average during the period (1)	17,931,267	615,022	18,546,289	9,569,122	2,007,645	11,576,767

Gross charge-offs	1,549,278	63,797	1,613,075	1,053,030	132,607	1,185,637
Recoveries	701,817	22,417	724,234	663,341	33,625	696,966

Net charge-offs	847,461	41,380	888,841	389,689	98,982	488,671

Net charge-offs as a % of avg. contracts during the period (annualized)	6.30%	8.97%	6.39%	5.43%	6.57%	5.63%

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

Our allowance for credit losses was $763,541 at September 30, 2009 compared to $639,799 at December 31, 2008.  As a percentage of our outstanding net Installment Contracts, our allowance for credit losses was 4.09% at September 30, 2009 and 3.86% at December 31, 2008. The allowance for credit losses was 13.82% and 18.42% of past due accounts and 88.10% and 107.92% of accounts considered delinquent as of September 30, 2009 and 2008 respectively.

During the nine months ended September 30, 2009, our net Installment Contracts increased $2,080,110.  This increase was the result of a $2,310,393 increase in automobile-secured contracts offset by a $230,283 decrease in all other Installment Contracts.  The $2,310,393 increase in automobile-secured Installment Contracts was comprised of a $2,556,884 increase in Installment Contracts acquired through our U.S. point-of-sale program offset by a $236,964 decrease in Installment Contracts acquired through our Canadian point-of-sale program, and a $9,527 decrease in Installment Contracts acquired through bulk purchases.

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

During the nine months ended September 30, 2009, we experienced net charge-offs of $888,841, which represented 6.39% of our average outstanding installment contracts during the period.  During the year ended December 31, 2008, we experienced net charge-offs of $751,578, which represented 5.96% of our average outstanding installment contracts during the year.

The allowance for credit losses as of September 30, 2009 of $763,541 is 4.09% of our outstanding net installment contracts. Based on the analyses we performed related to our allowance for credit losses as described above and as described in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, under the heading Critical Accounting Policies and Judgments, we believe that our allowance for credit losses is adequate to cover probable losses that can be reasonably estimated as of September 30, 2009.

The following tables set forth the activity in the allowance for credit losses for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$682,051	$80,320	$762,371	$569,794	$106,146	$675,940

Charge-offs	(532,243)	(14,383)	(546,626)	(330,190)	(54,409)	(384,599)
Recoveries	213,804	4,008	217,812	162,787	3,308	166,095

Net charge-offs	(318,439)	(10,375)	(328,814)	(167,403)	(51,101)	(218,504)

Provision for credit losses	323,214	-	323,214	167,403	29,301	196,704

Effect of foreign currency translation	-	6,770	6,770	-	(4,281)	(4,281)

Balance at end of period	$686,826	$76,715	$763,541	$569,794	$80,065	$649,859

	Nine Months Ended September 30,
	2009			2008
	United States	Canada	Total	United States	Canada	Total

Balance at beginning of period	$569,794	$70,005	$639,799	$670,222	$141,154	$811,376

Charge-offs	(1,549,278)	(63,797)	(1,613,075)	(1,053,030)	(132,607)	(1,185,637)
Recoveries	701,817	22,417	724,234	663,341	33,625	696,966

Net charge-offs	(847,461)	(41,380)	(888,841)	(389,689)	(98,982)	(488,671)

Provision for credit losses	964,493	38,326	1,002,819	289,261	47,857	337,118

Effect of foreign currency translation	-	9,764	9,764	-	(9,964)	(9,964)

Balance at end of period	$686,826	$76,715	$763,541	$569,794	$80,065	$649,859

Liquidity and Capital Resources

The Company received notice in June 2009 from its lender that the lender is no longer extending credit to finance companies and thus our line of credit will not be renewed or extended when it matures in January, 2010.  As a result of the current economic conditions and tight credit markets, we have been unable to refinance our bank line of credit. If an outstanding balance remains on the credit facility on the maturity date, we will be considered in default and the entire outstanding balance of the credit facility will become immediately due and payable.  To cure the default the lender could assume ownership of all of our assets and liquidate the assets in a manner the lender deems satisfactory in order to satisfy the line of credit balance. To date, we have not been able to secure additional financing with terms acceptable to us.

On October 19, 2009, we entered into an Auto Receivables Purchase Agreement, pursuant to which we will, subject to certain terms and conditions, including approval by the stockholders at a Special Meeting of stockholders to be held November 30, 2009, sell substantially all of our retail installment contracts to the third party.  As consideration for this sale, we will receive an amount for such retail installment contracts calculated by a formula applying certain percentages to the outstanding principal amount of receivables of differing credit categories.  Based on the balance of the various categories estimated as of the projected sale date, the estimated purchase price would be approximately $15.0 million.  The amount will vary due to principal payments and the credit quality of the portfolio at the time of the sale.
In anticipation of the Company entering into an agreement to sell its portfolio of retail installment contracts, on September 23, 2009, the Company suspended purchasing retail installment contracts and dismissed its entire marketing and underwriting staff.

On October 9, 2009, we entered into an amendment to our loan agreement with our Lender.  Under this amendment, all funds coming into the lockbox account, after payment of interest and the fees provided under the loan agreement will be applied by the Lender to reduce the principal balance of the ReMark loan and will not be remitted to us as was the practice under the loan agreement before the amendment.  In addition, the Lender will not provide further advances under loan in excess of the $12,042,000 current balance.  We believe that we have sufficient cash available for operations until the asset sale takes place.
The Company began 2009 with $2,145,436 cash on hand and had cash on hand of $2,192,134 at September 30, 2009.  Operating activities provided cash of $1,023,917 during the nine month period ended September 30, 2009.

We invested cash of approximately $7,722,000 to acquire installment contracts during the nine month period ended September 30, 2009.  We collected principal payments on our installment contracts of approximately $4,457,000 during the nine month period ended September 30, 2009.

During the nine months ended September 30, 2009 the Company received net advances on its bank line of credit totaling $2,050,000, to partially fund the acquisition of Installment Contracts.  Total advances outstanding under the line of credit agreement as of September 30, 2009 totaled approximately $12,042,000.

We paid financing fees totaling $472,347 during 2008 in connection with fund raising activities performed by our investment banking firms and fees paid to our lender. These financing fees have been deferred and are being amortized to interest expense over the term of the line of credit.  The fees amortized during the nine month period ended September 30, 2009 amounted to $216,756.

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a loan transaction with a lender or other party that the investment banking firm introduces to the Company. If the transaction were to be consummated as a sale of all or a portion of the Company’s receivables, the fee would be 2.5% multiplied by the amount of consideration received by the Company for the sale. As of September 30, 2009, the Company had paid fees amounting to $65,000 to the investment banking firm.

Our line of credit agreement contains covenants, among others, that 1) require the Company to maintain a minimum net worth of $7,500,000 as of the end of each fiscal quarter, 2) restrict the Company’s ability to declare or pay dividends, and 3) limit the amount of capital expenditures the Company can incur in any fiscal year.  The Company was not in violation of any financial covenants as of September 30, 2009.

The Company spent approximately $35,000 upgrading its underwriting and loan servicing systems during the fiscal year ended December 31, 2008.  The Company had no additional material commitments for capital expenditures as of September 30, 2009.  We believe these investments will serve to strengthen our internal controls, allow us to quicken our response time to our customers, provide management with improved reporting tools and fulfill our software needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company, in its ordinary course of business, commits to purchase certain installment contracts from its customers.  Each commitment is essentially an “offer” by the Company to purchase a specific installment contract that the Company has pre-approved, and customers generally have up to 20 days to “accept” the offer by selling to the Company the pre-approved installment contract.  The Company had outstanding commitments to acquire installment contracts totaling approximately $328,400 as of September 30, 2009.  Typically, the Company funds between 20% and 30% of its outstanding commitments.

The Company is also obligated under a noncancelable lease for its principal office with a term of five years.  Future minimum payments under this lease as of September 30, 2009 are as follows:

2009	12,686
2010	50,740
2011	50,740
2012	50,740
2013	29,599
Total	$194,505

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

The Company’s current agreement with its investment banking firm requires the Company to pay total aggregate transaction fees of not less than $550,000 to the investment banking firm should the Company consummate a loan transaction with a lender or other party that the investment banking firm introduces to the Company. If the transaction were to be consummated as a sale of all or a portion of the Company’s receivables, the fee would be 2.5% multiplied by the amount of consideration received by the Company for the sale. As of September 30, 2009, the Company had paid fees amounting to $65,000 to the investment banking firm.

As of September 30, 2009, the Company had entered into an agreement to sell substantially all of its consumer loan portfolio to an unrelated third party.  The purchase agreement for the transaction provided for a $150,000 breakage fee if the Company elected to terminate or failed to consummate the sale.  On October 19, 2009, the Company entered into a new purchase agreement with a different unrelated third party at a substantially higher sale price and terminated the first purchase agreement and on October 20, 2009, paid the $150,000 breakage fee.  The second purchase agreement provides for a $300,000 breakup fee if the Company elects to terminate the agreement.

The Company had no other off-balance sheet arrangements as of September 30, 2009.

Recent Developments

We have diligently sought a credit facility refinancing or other capital infusion, which would allow us to pay off the ReMark Loan when it matures January 31, 2010, but the only solution that is currently available in the prevailing market conditions is a sale of our loan portfolio.

On September 29, 2009, we entered into an Auto Receivables Purchase Agreement (the “FIFS Purchase Agreement”) with First Investors Financial Services, Inc. (“FIFS”), an unrelated financial services company.

Pursuant to the Purchase Agreement, we agreed to sell all or substantially all of our portfolio of subprime used automobile installment sales contracts and other consumer receivables to FIFS for a cash purchase price calculated as the sum of a percentage of the outstanding principal balance of Receivables falling in different classes based upon their aging on the closing date.

The Purchase Agreement provided for a $150,000 breakup fee to FIFS if we terminated the agreement or failed to consummate the Asset Sale.

On October 19, 2009, we entered into an Auto Receivables Purchase Agreement (the “ACA Purchase Agreement”) with American Credit Acceptance, LLC, an unrelated South Carolina limited liability company (“ACA”).  As a result of entering into the ACA Purchase Agreement, we terminated the Auto Receivables Purchase Agreement FIFS, Inc.

Pursuant to the ACA Purchase Agreement, we have agreed to sell our portfolio of subprime used automobile installment sales contracts to ACA for a cash purchase price calculated as the sum of a percentage of the outstanding principal balance of Receivables falling in different classes based upon their aging and collectability on the closing date (the “ACA Asset Sale”). The aggregate purchase price payable by ACA for the Receivables is substantially higher than the price FIFS had agreed to pay under the FIFS Purchase Agreement, even after considering the breakup fee required by the FIFS Purchase Agreement.

 We intend to use the proceeds from the ACA Asset Sale primarily to pay off our $15 million secured revolving warehouse line of credit (the “Remark Loan”) with ReMark Lending Co. (“Lender”), which had a principal balance of approximately $12 million as of September 30, 2009.

 The projected closing date for the ACA Asset Sale is on or before December 15, 2009.  Consummation of the ACA Asset Sale is subject to fulfillment of a number of conditions, including approval by our stockholders.  There can be no assurance the ACA Asset Sale will close.

The ACA Purchase Agreement provides for a breakup fee of $300,000 to ACA if we elect to terminate or fail to consummate the ACA Asset Sale, unless we terminate the ACA Purchase Agreement because we are able to obtain financing that will allow us to refinance the ReMark Loan.

On October 20, 2009, we provided written notice to FIFS that we have terminated the FIFS Purchase Agreement.  We paid a $150,000 breakup fee to FIFS on termination, as required by the FIFS Purchase Agreement.

On October 9, 2009, we entered into an Amendment to our Revolving Loan and Security Agreement our Lender.  Since the Purchase Agreement with FIFS provided for the sale of our receivables at less than the price at which we can purchase new receivables from our independent dealer network, we announced on September 23, 2009 that we were suspending the purchase of new auto loan receivables from our network of independent used automobile dealerships.

The Lender has characterized the Asset Sale and our suspension of receivables purchases as a material adverse change in our business that constitutes an Event of Default and a Funding Termination Event under the Loan Agreement and that, as a consequence, the Lender asserts it is entitled to cease making further advances to us, declare the entire balance of the Remark Loan immediately due and payable, and enforce the Lender’s security interest in all of our assets.  We are not in default in the payment of any amount due under the Loan Agreement.  The Asset Sale and our suspension of purchasing new auto loan receivables were intended to enable us to pay off the ReMark Loan by the maturity date.  We were disappointed that the Lender elected to treat these events as an Event of Default and a Funding Termination Event under the Loan Agreement.  Nevertheless, we have agreed to the Amendment in order to avoid an acceleration of the ReMark Loan and the Lender’s sale of all of our assets that secure the ReMark Loan at this time.  Pursuant to the Amendment:

• We agree that an uncured Event of Default exists and is continuing under the Loan Agreement

• The Lender has agreed to forbear from exercising certain default remedies under the Loan Agreement until November 9, 2009

• The Lender has the right to appoint a Supervisory Servicer to monitor or take over our receivables servicing function at our expense

• All funds coming into the lockbox account, after payment of interest and the fees provided under the Loan Agreement (including those of a Supervisory Servicer if one is appointed), will be applied by the Lender to reduce the principal balance of the ReMark Loan and will not be remitted to us as was the practice under the Loan Agreement before the Amendment.  This should result in a more rapid paydown of the ReMark Loan

• The Lender will not provide further advances under the ReMark Loan in excess of the $12,042,000 current balance.  We had not planned to request additional advances under the ReMark Loan

• The Lender will accrue Default Rate Interest equal to the existing rate plus 4.5% commencing September 23, 2009.  The existing Note Rate of interest will be payable prior to the expiration of the forbearance period, and the difference between the Note Rate and the Default Rate Interest will be payable after expiration of the forbearance period

• The forbearance period will automatically expire on the earlier of (i) November 9, 2009, (ii) any termination of the Asset Sale, (iii) any other Event of Default under the Loan Agreement, or (iv) any default in performance of the Amendment

On November 4, 2009, we entered into an Amendment No. 3 to our Revolving Loan and Security Agreement and Forbearance ("Amendment 3"). The Lender had determined that our pending Asset Sale and our decision on September 23, 2009 to suspend the purchase of new receivables represented a change in our business that constitutes an Event of Default under the Loan and Security Agreement. Pursuant to Amendment 3 and an accompanying letter agreement, the Lender has agreed (a) to consent to the Asset Sale to ACA, and (b) to forbear from exercising its default rights under the Loan Agreement until the earliest of (i) December 15, 2009, (ii) the date on which the ACA Purchase Agreement is terminated, and (iii) a breach of any of the conditions expressed in Amendment 3. Assuming the Asset Sale is approved by our stockholders at the special meeting to be held November 30, 2009, we intend to consummate the Asset Sale and pay off the ReMark Loan by December 15, 2009. Amendment 3 thus gives us the ability to close the Asset Sale and pay off the ReMark Loan before the forbearance period expires, thus avoiding an acceleration of the ReMark Loan and the foreclosure of our assets.

On October 6, 2009, our Board of Directors approved a Plan of Dissolution and Complete Liquidation of the Company (“Plan of Dissolution”).

Pursuant to the Plan of Dissolution we plan to sell and reduce to cash all or substantially all of our non-cash assets (including the receivables being sold in the Asset Sale) and (i) pay or provide for all claims and obligations known to us (including the ReMark Loan), (ii) provide for any claim which is the subject of a pending action, suit or proceeding to which we are a party, (iii) provide for claims that have not been known to us but are likely to arise within 5 years after the Effective Date of our dissolution, (iv) create a contingency reserve to satisfy claims, obligations and expenses incurred in connection with the liquidation, and (vi) distribute any remaining funds to our stockholders.

Our management, Board and financial adviser have tried without success to obtain alternative financing to refinance the ReMark Loan to support our continued operations.  To date, however, no such financing has been obtained.  Following the payoff of the ReMark Loan, without a substitute credit facility, the Board and management do not believe we will have sufficient capital and assets to operate profitably.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREEDOM FINANCIAL GROUP, INC.

Date:	November 9, 2009	By:	/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2009	By:	/s/ J. Kevin Maxwell
J. Kevin Maxwell
Treasurer and Chief Financial Officer
(Principal Financial Officer)